Form 10-K
period 2021-12-31
RetinalGenix Technologies Inc.
filed 2022-04-15
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-258528

RETINALGENIX TECHNOLOGIES INC.

(Exact name of registrant as specified in charter)

Delaware	82-3936890
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

1450 North McDowell Boulevard, Suite 150, Petaluma, CA	94954
(Address of principal executive offices)	(Zip code)

(415) 578-9583

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller Reporting Company ☒ Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of February 24, 2022, the first date on which the registrant’s stock was quoted on the OTC Markets, was approximately $8.9 million based on the closing price of the shares of $3.00 as reported on the OTC Markets on such date . The registrant has elected to use February 24, 2022, as the calculation date because on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) the registrant was a privately held company. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

Number of shares of common stock outstanding as of April 14, 2022 was 14,282,314.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements in this Annual Report on Form 10-K about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and are forward-looking statements. These statements are often, but not always, made through the use of words or phrases such as “believe,” “will,” “expect,” “anticipate,” “estimate,” “intend,” “plan” and “would.” For example, statements concerning financial condition, possible or assumed future results of operations, growth opportunities, industry ranking, plans and objectives of management, markets for our common stock and future management and organizational structure are all forward-looking statements. Forward-looking statements are not guarantees of performance. They involve known and unknown risks, uncertainties and assumptions that may cause actual results, levels of activity, performance or achievements to differ materially from any results, levels of activity, performance or achievements expressed or implied by any forward-looking statement.

Any forward-looking statements are qualified in their entirety by reference to the risk factors discussed throughout this Annual Report on Form 10-K. Some of the risks, uncertainties and assumptions that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, but are not limited to:

●	our business strategies;

●	the timing of regulatory submissions;

●	our ability to obtain and maintain regulatory approval of our existing product candidates and any other product candidates we may develop, and the labeling under any approval we may obtain;

●	risks relating to the timing and costs of clinical trials and the timing and costs of other expenses;

●	risks related to market acceptance of products;

●	intellectual property risks;

●	risks associated to our reliance on third party organizations;

●	our competitive position;

●	our industry environment;

●	our anticipated financial and operating results, including anticipated sources of revenues;

●	assumptions regarding the size of the available market, benefits of our products, product pricing and timing of product launches;

●	management’s expectation with respect to future acquisitions;

●	statements regarding our goals, intentions, plans and expectations, including the introduction of new products and markets; and

●	our cash needs and financing plans.

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to on page 10 of Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

RISK FACTOR SUMMARY

Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.

Risk Related to our Financial Position and Need for Capital

●	We have generated no revenue from commercial sales and our future profitability is uncertain. If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development.

Risk Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	The marketing approval process is lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain marketing approval for the product candidates we intend to develop, our business may be substantially harmed.

●	We may encounter substantial delays in completing our clinical studies which in turn will require additional costs, or we may fail to demonstrate adequate safety and efficacy to the satisfaction of applicable regulatory authorities. If we are not able to obtain any required regulatory approvals for our product candidates, we will not be able to commercialize our product candidates and our ability to generate revenue will be limited.

●	Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

●	We rely on and intend to rely on third parties to conduct our clinical trials, to assist us with pre-clinical development and for manufacturing and marketing of our proposed product candidates. If we are not able to secure favorable arrangements with such third parties, or such third parties do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our products and our business and financial condition could be harmed.

●	Even if our product candidates are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing U.S. Food and Drug Administration regulations or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

●	Our revenue stream will depend upon third-party reimbursement.

●	Our products will face significant competition, and if they are unable to compete successfully, our business will suffer.

●	If we fail to comply with healthcare regulations, we could face substantial enforcement actions, including civil and criminal penalties and our business, operations and financial condition could be adversely affected.

Risk Related to our Intellectual Property Rights

●	Our business depends upon us securing and protecting critical intellectual property.

●	We rely upon licenses granted to us by various licensors, and if such licensors do not adequately defend such licenses, our business may be harmed.

●	Patent positions in our industry are highly uncertain and involve complex legal and factual questions.

Risk Related to our Company

●	We have expanded and may continue to expand, our business through the acquisition of rights to new drug candidates that could disrupt our business, harm our financial condition and may also dilute current shareholders’ ownership interests in our Company.

●	If a product liability claim is successfully brought against us for uninsured liabilities, or such claim exceeds our insurance coverage, we could be forced to pay substantial damage awards that could materially harm our business.

●	Any international operations we undertake may subject us to risks inherent with operations outside of the United States.

●	Our Amended and Restated Bylaws provide that the Eighth Judicial District Court of Clark County, Nevada will be the sole and exclusive forum for certain disputes which could limit shareholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

General Risk Factors

●	Market and economic conditions may negatively impact our business, financial condition and share price.

●	Future sales and issuances of our securities could result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.

●	We do not intend to pay cash dividends on our shares of common stock so any returns will be limited to the value of our shares.

PART I

ITEM 1. BUSINESS

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

One of the effects of diabetes is retinopathy, and subsequent diabetic maculopathy, characterized by loss of visual function through occlusion of image transmission externally, internally or by destruction of the image sensors in the macula themselves. The macula contains the majority and highest density of color and vision light sensors with providing maximum visual image resolution. Signals are passed through the retinal nerve fiber layer to the optic nerve, an extension of the brain, accumulating retinal nerve bundles forming trunks of connections to pass signals to the brain. The final images are processed at the occipital lobe. When the retina degenerates, patients experience loss of vision due to bleeding, retinal detachment, and other factors. Retinopathy in diabetes can also lead to a degenerative maculopathy, a progressive disease that can lead to vision loss and permanent blindness. Early detection for all causes of visual loss leading to macula disruption, destruction and occlusion are critical in preventing blindness in any form, and most importantly where progression is possible. We believe if detected early and properly treated, the progression of retinopathy can be slowed or even stopped, so that vision can be maintained.

Currently, the standard of care requires patients physically go into an office to have their pupil dilated, which, among other things, is costly, time consuming and may cause the patient discomfort. Instead of dilating pupils, some physicians opt to instead use a microscope-like device to detect early signs of diabetic retinopathy, but most such devices have a fixed field of view, typically between 20 to 50 degrees, and therefore, because the limited field of view, do not allow view of the periphery, where retinopathy typically begins, and may not detect signs of retinopathy. By the time the retinopathy reaches the center of the eye and can be seen by such instruments with a limited field of view, it can be too late to treat and may result in blindness. Currently, the only way for a physician to see changes in the periphery of the eye is by an exam after dilation through use of an instrument that has a 200 degree field of view. A patient, when seen without a dilated eye exam, may be misled to believe there is no evidence of retinopathy during the early stages, because, without dilation, such diagnosis can be easily missed.

We are in the process of developing two products aimed at preventing loss of vision. Specifically, we are developing (1) the RetinalGeniXTM Imaging System, a diabetic non-mydriatic mass retinal imaging and screening device and (2) the RetinalCamTM, a real-time in-home retinal monitoring, imaging, and physician alert system.

RetinalGeniXTM Imaging System – Diabetic Non-Mydriatic Mass Retinal Imaging and Screening Device

RetinalGeniXTM is a portable diabetic non-mydriatic mass retinal imaging screening device with a high resolution 200-degree field of view. It is intended to be a cost-effective, ultra-wide imaging technology used to examine the periphery of the retina, without the need for dilation. It can also be used to screen patients for neurological diseases and detect early signs of diabetic retinopathy. We believe RetinalGeniXTM may detect a variety of health issues including diabetes, retinopathy, ocular tumors, Alzheimer’s and autoimmune diseases, without the discomfort associated with pupil dilation. We believe RetinalGeniXTM will enable ophthalmologists, retinal specialists and optometrists to perform a more accurate screening with an improved field of view in less than one minute at a low-cost.

RetinalCamTM – Real-Time Patient In-Home Retinal Monitoring, Imaging, and Physician Alert System

RetinalCamTM is an in-home ocular and retinal monitoring device which allows individuals at high risk of vision loss or blindness to alert their physician of any vision changes on a real-time basis from their home. The images generated by RetinalCamTM may provide critical information in detecting abnormalities upon onset, potentially preventing degradation of a patient’s ocular health that might result in vision loss of blindness, if left untreated. RetinalCamTM connects directly to the internet or uses Wi-Fi to capture and transmit high resolution digital images directly to doctors from a patient’s home. Patients at risk include those with obesity, diabetes, cardiovascular disorders, macular degeneration, neurological disorders, ocular tumors, physical disabilities and individuals that lack regular access to eyecare. The images captured by RetinalCamTM may allow patients to detect any changes that may have occurred since their prior screenings.

We believe RetinalCamTM may offer an opportunity to prevent blindness by early detection of progression by high-risk individuals. In addition, we believe, future treatments targeted at COVID-19 may have toxic effects on the macula, which would result in a patient requiring close monitoring of their eyes. In July 2020, a study published in the European Association for the Study of Diabetes Journal, reported 46% of COVID-19 patients with diabetic maculopathy experienced vascular changes in the retina periphery. We anticipate the high incidence of microvascular changes may demonstrate a potential sign of the severity and a risk factor for death in COVID-19 patients with diabetic maculopathy.

As of the date of this prospectus, we do not have any products approved for sale and have not generated any revenue from product sales. We anticipate that we will need an additional $5,000,000 to complete product design and testing for RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA clearance as we believe RetinalCamTM will be considered a Class II exempt medical device because it is non-diagnostic in nature, and therefore, we do not anticipate needing 510(k) clearance from the FDA to market such product. We intend to obtain such funding through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

Recent Developments

On December 27, 2021, we entered into an exchange agreement with Sanovas Ophthalmology, LLC pursuant to which we exchanged 28,014,540 shares of our common stock held by Sanovas Ophthalmology, LLC for a pre-funded warrant to purchase up to an aggregate of 28,014,540 shares of our common stock. The pre-funded warrant is immediately exercisable at an exercise price of $0.0001 per share and terminates when exercised in full.

On November 21, 2021, our board of directors rescinded the 3,000,000 shares of Series F preferred stock issued to Halo Management Group LLC for lack of contract consideration.

Market Opportunity

According to Reuters, 2.1 billion people, or nearly 30% of the world’s population is obese or overweight, and according to the World Health Organization, obesity has reached epidemic proportions with at least 2.8 million people dying each year as a result of being overweight or obese. Obesity is a major risk factor in diseases including, but not limited to, diabetes. Globally, 39% of adults and 18% of children and adolescents are overweight or obese. In most high income countries, about two-thirds of adults are overweight or obese, and in the U.S. 70% are overweight or obese. According to The International Federation of Diabetes, there were 463 million adults worldwide with diabetes in 2019, and it is estimated that by 2045, there will be 700 million adults worldwide with diabetes. Furthermore, a 2017 study published by the National Institutes of Health indicated that diabetic retinopathy affects approximately 35% of diabetics and is a leading cause of blindness worldwide. According to the Centers for Disease Control and Prevention, 34.2 million patients in the U.S. have diabetic maculopathy with 26.9 million diagnosed and 7.3 million undiagnosed. In addition, 88 million adult Americans are pre-diabetics of which 84%, or 74 million, are undiagnosed. Diabetic maculopathy effects 500 million patients globally.

Competition

The ophthalmic medical technology industries utilize rapidly advancing technologies and are characterized by intense competition. There is a strong emphasis on intellectual property and proprietary products. We face competition from different sources including ophthalmic medical technology companies, academic institutions, government agencies, and public and private research institutions. For example, we face competition from Optomed plc. (“Optomed”), Optos plc (“Optos”) and Zeiss with respect to our RetinalGeniXTM Imaging System. Optos has developed and is currently globally marketing a wide screen imaging system that has a 200 degree field of view that screens for diabetic retinopathy, and Optomed has developed and is currently globally marketing a wide screen imaging system that has a 150 degree field of view that screens for diabetic retinopathy. Zeiss has developed and is currently globally marketing a wide screen imaging system that has a 200 degree field of view that screens for diabetic retinopathy. Although we face competition with respect to our RetinalGeniXTM Imaging System, we do not believe we face competition with respect to our RetinalCamTM.

Many of our competitors have significantly greater financial resources and expertise in research and development, medical device development and obtaining regulatory approvals than us as well as more established distribution networks and relationships with healthcare providers. Mergers and acquisitions in the ophthalmic medical technology industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified personnel, as well as in acquiring technologies complementary to our products.

Manufacturing and Supply

On June 24, 2021, we entered into an Amended and Restated Master Services Agreement (“Master Services Agreement”) with ADM Tronics Unlimited, Inc. (“ADM Tronics”), pursuant to which ADM Tronics will provide us with design, engineer and provide regulatory services related to RetinalGenixTM and RetinalCamTM.

On October 8, 2019, we entered into an option exchange agreement (the “Option Exchange Agreement”) with Diopsys, Inc. (“Diopsys”) pursuant to which we shall issue Diopsys an option to purchase up to 10% of our issued and outstanding shares of common stock and Diopsys shall issue us an option to purchase up to 10% of the issued and outstanding shares of common stock of Diopsys on the Closing Date (the “Option Exchange”). “Closing Date” means a date that is within 30 days of the date that all of the contingencies set forth in the Option Exchange Agreement are satisfied including, but not limited to, approval of a product by the FDA. In addition, pursuant to the Option Exchange Agreement, upon the closing of the Option Exchange, we shall enter into an exclusive distribution agreement with Diopsys pursuant to which Diopsys shall act as our exclusive distributor of such product. The agreement was terminated on February 14, 2022.

Intellectual Property Portfolio

Our success depends in large part on our ability to protect our proprietary technologies and information, and to operate without infringing the proprietary rights of third parties. We rely on a combination of patent, trade secret, trademark, and copyright laws, as well as confidentiality and other agreements, to establish and protect our proprietary rights. In addition to patent protection, we rely on trade secrets, proprietary know-how, and continuing technological advances to develop and maintain our competitive position. Our goal is to obtain, maintain and enforce patent protection for our products, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties.

Sublicense Agreement with Sanovas Ophthalmology LLC

On June 24, 2021, we entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology LLC (“Sanovas Ophthalmology”) pursuant to which Sanovas Ophthalmology granted us an exclusive worldwide (“Territory”) license to certain intellectual property, including four patents, two patent applications, and two trademark applications, licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. The Licensed IP which has been issued by the USPTO and relates to methods of use and systems expires on dates ranging from September 2034 to December 2034, and the Licensed IP which is still pending before the USPTO also relates to methods of use and systems. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined herein) of a licensed patent in such country (the “Royalty End Date”), we shall pay Sanovas Ophthalmology a royalty equal to a mid single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. “Valid Claim” means an issued, unexpired patent claim contained in a licensed patent as long as the claim has not been admitted by Sanovas Intellectual Property, LLC, the owner of the Licensed IP, or otherwise caused to be invalid or unenforceable through reissue, disclaimer or otherwise, or held invalid or unenforceable by a tribunal or governmental agency of competent jurisdiction from whose judgment no appeal is allowed or timely taken. The Sublicense Agreement shall continue until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured, and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, we may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology.

Government Regulation

Our business is subject to extensive, complex, and rapidly changing federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations any interpret and enforce healthcare laws. While we believe we comply in all material respects with applicable healthcare laws and regulations, these regulations can vary significantly from jurisdiction, and interpretation of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business.

United States Regulations

In the United States, medical devices are classified into one of three classes (e.g., Class I, II or III). The class to which the device is assigned determines, among other things, the type of pre-marketing submission and application required for FDA clearance or approval to market. If a device is classified as Class I or II, unless otherwise exempt, it requires a 510(k) pre-market notification and clearance, or grant a de novo request, prior to marketing. Under FDA regulations, all devices, including Class I devices, are subject to general controls, which are the basic authorities of the Medical Device Amendments that provide the FDA with the means of regulating devices to ensure their safety and effectiveness (e.g., labeling, facility registration and device listing and adherence to Quality System Regulation (“QSR”) requirements). For Class III devices, a PMA application will be required unless the device is a pre-amendment device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) or is exempted from submission of a PMA. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is substantially equivalent to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not required a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device’s safety and efficacy be performed.

Commercial distribution of a device for which a 510(k) notification is required may begin only after the FDA issues an order finding the device to be substantially equivalent to a previously cleared device. Even in cases where the FDA grants a 510(k) clearance, it may take the FDA between four and nine months from the date of submission to grant a 510(k) clearance, but may take longer.

A “not substantially equivalent” determination, or a request for additional information, could delay the market introduction of new products that fall into this category and could have a material adverse effect on our business, financial condition and results of operations. For any of our products that are cleared through the 510(k) process, modifications or enhancements that could significantly affect the safety or efficacy of the device or that constitute a major change to the intended use of the device will require new 510(k) submissions.

Any products manufactured or distributed by us are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDCA requires devices to be manufactured to comply with applicable QSR regulations which impose certain procedural and documentation requirements upon us with respect to design, development, manufacturing and quality assurance activities. We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our subcontractors.

Labeling and promotion activities are subject to scrutiny by the FDA and by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. We and our products are also subject to a variety of state laws and regulations in those states or localities where our products will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations now or in the future. Such laws or regulations may have a material adverse effect upon our ability to do business.

Export of our products is regulated by the FDA and subject to the FDCA, 21 U.S.C. §§381-384f, and other statutes FDA administers, which greatly expanded the export of approved and unapproved United States medical devices. Some foreign countries require manufacturers to provide a specific type of FDA export certificate (such as a Certificate to Foreign Government or Certificate of Exportability), which may require the device manufacturer to certify the device is lawfully marketed in the United States, including in conformance with QSR requirements, labeling regulations, premarket notification, and other requirements. The FDA will refuse to issue any export certificate if significant outstanding QSR violations exist.

We believe RetinalGenixTM is a Class II medical device that will require 510(k) clearance from the FDA. In addition, we believe RetinalCamTM will be considered a Class II exempt medical device because it is non-diagnostic in nature, and therefore, we do not anticipate needing 510(k) clearance from the FDA to market such product. Pursuant to FDA product classification codes for ophthalmic cameras under 21 C.F.R. § 886.1120, “PJZ” cameras are prescription devices indicated only for the capture and storage of images of the eye and surrounding area in the general population. PJZ cameras cannot be indicated for any specific population (e.g., pediatrics, AMD patients, etc.), cannot contain any type of “diagnostic” or “aid in diagnosis” claims in the indication for use, and cannot reference any specific disease. PJZ cameras do not exceed group 1 radiant exposure limits for ultraviolet, visible, and infrared radiation under all light energy conditions, as defined in the ANSI Z80.36-2016 standard Light Hazard Protection for Ophthalmic Instruments. PJZ cameras also have other design and performance characteristics that are described by FDA in the product code description.

If the RetinalGeniXTM were to be classified as a Class II medical device, such classification would require us to submit a premarket notification submission to FDA. We anticipate the submission will require clinical evidence of safety and efficacy, generated through a regulated, randomized clinical trial or field evaluation. FDA clearance for ophthalmological devices usually require about 170 days.

We intend to launch RetinalCamTM in the fall of 2022 and we intend to apply for 510(k) clearance for RetinalGenixTM in 2022.

European Union Regulations

In the European Union (“EU”), there are four main medical device classes: I, IIa, IIb and III. Similar to the US classification system, the EU classification system is a risk-based system, depending on the potential risk associated with the device. In the EU, we believe the RetinalCamTM would be considered a Class IIa medical device, which would require the grant of a CE marking prior to launching in the EU. To obtain a CE marking, the device manufacturer must be certified to ISO 13485, and the product must meet certain harmonized standards for its design, development and testing. If the manufacturer is not self-certifying, outside agencies (known as Notified Bodies) will be required to test and certify that the device meets the applicable requirements, including clinical evidence of safe and effective use prior to the product being released for general market introduction.

Employees

As of April 14, 2022, we had no full-time employees and 1 part-time employee. We are not a party to any collective bargaining agreements. We believe that we maintain good relations with our employee.

Our Corporate Information

We were incorporated in Delaware on November 17, 2017. Our principal executive offices are located at 1450 North McDowell Boulevard, Suite 150, Petaluma, CA 94954 and our telephone number is (415) 578-9583. Our website address is www.retinalgenix.com. The information contained on our website is not incorporated by reference into this prospectus, and you should not consider any information contained on, or that can be accessed through, our website as part of this prospectus or in deciding whether to purchase our securities.

Available Information

Our website address is www.retinalgenix.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the year ended December 31, 2021 and December 31, 2020, were $2,179,294 and $2,077,993, respectively, and our accumulated deficit as of December 31, 2021 and December 31, 2020 was $5,104,316 and $2,925,022, respectively. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

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

As of December 31, 2020 and December 31, 2021, we had cash of $2,219 and $4,947, respectively. In addition, as of December 31, 2020 and December 31, 2021, we had current liabilities of $141,463 and $469,622, respectively. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2021 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Our board of directors rescinded the 3,000,000 shares of Series F Preferred Stock issued to Halo Management LLC (“Halo”) and Halo may dispute such decision.

Halo was previously issued 3,000,000 shares of our Series F Preferred Stock. See “Description of Business - Legal Proceedings.” On November 21,2021, our board of directors rescinded the 3,000,000 shares of Series F Preferred Stock issued to Halo for lack of contract consideration. Halo may dispute this decision; however, we believe Halo has no basis to dispute such decision, and we are prepared to vigorously defend our decision. Notwithstanding the foregoing, litigation can be expensive and time consuming and an adverse result in any litigation proceeding may have a material adverse effect on our business. The cost to us of any litigation or other proceeding, regardless of its merit, even if resolved in our favor, could be substantial and may result in a diversion of our management’s attention.

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

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of January 19, 2022, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 81.00% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

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

As a publicly traded company we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of December 31, 2021 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

None.

ITEM 3. LEGAL PROCEEDINGS

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

On November 21, 2021, our Board of Directors resolved to rescind the 3,000,000 shares of Series F Preferred Stock purported issued to Halo for lack of contract consideration. We recorded this action into our accounts in the fourth quarter of 2021.We are aware that the management/ownership of Halo may dispute this decision however, we are prepared to defend our decision in this case. In addition, we reserve the right to void the shares ab initio and adjust our filings accordingly if necessary.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. under the symbol “RTGN.”

Shareholders

As of April 14, 2022, there were 104 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by others nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have not paid any cash dividends on our capital stock and we do not expect to pay cash dividends in the foreseeable future. We intend to retain future earnings, if any, to provide funds for operations of our business. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant.

Recent Sales of Unregistered Securities

From January 1, 2022 to April 14, 2022, the Company issued an aggregate of 60,000 shares of its common stock for a purchase price of $1.00 per share. The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

From October 1, 2021 to December 31, 2021, the Company issued an aggregate of 302,700 shares of its common stock for a purchase price of $1.00 per share. The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

On December 27, 2021, the Company exchanged 28,014,540 shares of its outstanding common stock for a pre-funded warrant to purchase up to an aggregate of 28,014,540 shares of the Company’s common stock at an exercise price of $0.0001 per share.

ITEM 6. [RESERVED]

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

We anticipate that we will need an additional $5,000,000 to complete product design and testing for RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA clearance as we anticipate that the RetinalCamTM will not require FDA clearance. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

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

We have been issuing shares of our common stock pursuant to a private placement raising approximately $3.0 million from the sale of 3,010,000 shares of common stock from 2019 through December 31, 2021. In October 2021, the registration statement on Form S-1 (the “Registration Statement”) that we filed with the SEC pursuant to which we registered for resale shares of common stock, including shares of common stock issuable upon exercise of outstanding options and warrants was declared effective. No funds were raised by the Company pursuant to the Registration Statement.

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

Basis of presentation:

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) including all pronouncements of the SEC applicable to annual financial statements.

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

Interest Expense

Interest expense is the coupon interest rate charged on loans from stockholders.

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth key components of our results of operations for the years ended December 31, 2021 and 2020.

	For The Years Ended
	December 31,
	2021	2020	Change	% Change

Revenue	$-	$-
Expenses
Administrative expenses	1,188,464	1,426,230	(237,766)	-17%
Research and development	680,293	431,557	248,736	58%
Stock-based compensation	307,918	220,206	87,712	40%

Total Expenses	2,176,675	2,077,993	98,682	5%

Interest expense	2,619	-	2,619	100%

Net Loss	$(2,179,294)	$(2,077,993)	101,301	5%

Revenues

We did not recognize revenues for the years ended December 31, 2021 and December 31, 2020.

Research and Development Expenses

	For The Years Ended
	December 31,
	2021	2020

Direct costs	$635,108	$318,671
Allocated costs from Sanovas	45,185	112,886
Total Research and Development expenses	$680,293	$431,557

Research and development expenses increased by $248,736, or 58%, to $680,293 for the year ended December 31, 2021 from $431,557 for the year ended December 31, 2020. The increase was primarily the result of an increase in prototype related expense, engineering and technology consultants, and pilot manufacturing.

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $87,712, or 40%, to $307,918 for the year ended December 31, 2021 from $220,206 for the year ended December 31, 2020. The increase was primarily due to the recognition of expense related to stock options and warrants issued in 2021.

Administrative Expenses

	For The Years Ended
	December 31,
	2021	2020

Direct costs	$361,580	$207,732
Allocated costs from Sanovas	826,884	1,218,498
Total Administrative expenses	$1,188,464	$1,426,230

Administrative expenses decreased by $237,766 or 17%, to $1,188,464 for the year ended December 31, 2021 from $1,426,230 for the year ended December 31, 2020. The decrease in administrative expenses was primarily due to a decrease in salaries from $1,007,000 to $654,000 during the years ended December 31, 2020 and 2021, respectively. This decrease was offset by increases in marketing and corporate legal, accounting and auditing expenses and professional fees of approximately $220,000 during the year ended December 31, 2021 as compared to $150,000 during the year ended December 31, 2020. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock and by utilizing Sanovas personnel and facilities. We have settled a portion of the amounts due to Sanovas through the periodic issuance of shares of common stock.

Cash Flow Activities for the Year Ended December 31, 2021 and 2020

The following table sets forth a summary of our cash flows for the periods presented:

	Years Ended December 31,
	2021	2020
Net cash used in operating activities	$(1,210,758)	$(1,422,303)
Net cash used in/provided by investing activities	-	-
Net cash provided by financing activities	1,213,486	1,370,141
Net (decrease) increase in cash	2,728	(52,162)
Cash at beginning of the year	2,219	54,381
Cash at end of the year	$4,947	$2,219

Operating Activities

Net cash used in operating activities was $1,210,758 for the year ended December 31, 2021 and $1,422,303 for the year ended December 31, 2020. The cash flow used in operating activities in 2021 was driven by the net loss of $2,179,294 offset in part by non-cash stock-based compensation expense of $307,918 and an increase in accounts payable of $109,851. In addition, Sanovas bills for allocated costs and expenses paid on behalf and allocated to the Company in the amount of $872,070 during the year ended December 31, 2021, of which we paid $323,922 back to Sanovas, for a net of $548,148. The cash flow used in operating activities in 2020 was driven by the net loss of $2,077,993 offset in part by non-cash stock-based compensation expense of $220,206 and costs and expenses paid and allocated to the Company by Sanovas of $343,057 and an increase in accounts payable and other current liabilities/assets of $77,358 for the years ended December 31, 2020. In each of 2019-2021, the Company has settled a portion of the amounts due to Sanovas through the issuance of common stock.

Investing Activities

There was no cash used in or provided by investing activities for the years ended December 31, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $1,213,486 and $1,370,141 during the years ended December 31, 2021 and 2020, respectively, attributable primarily to the sale of common stock in both periods, which yielded net proceeds of $1,126,986 and $1,395,141, respectively. During 2021, the Company also received $73,000 from stockholders notes payable and $13,500 from the exercise of warrants.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures in the financial statements and accompanying notes. Management bases it estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Estimates are used in areas including, but not limited to: research and development expense recognition, valuation of stock options, allowances of deferred tax assets, accrued expenses and liabilities, and cash flow assumptions regarding going concern considerations.

Stock-based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognize the cost (net of estimated forfeitures) over the vesting period. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. We estimate the fair value of stock options using a Black-Scholes valuation model. The cost is recorded in the consolidated statements of operations based on the employees’ respective function. The fair value of common stock was determined based upon the sale of common stock to third parties pursuant to the offering which commenced in 2019, which offering continued through December 2021.

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

Allocated costs from Sanovas

A substantial portion of our expenses are costs and expenses paid by Sanovas and costs and expenses allocated to the Company by Sanovas. We expect that to continue until we have sufficient resources to build our own team and infrastructure to support our operations. The allocations our payroll related expenses are based upon the estimated percentage of effort incurred by each employee on operations. Allocation of non-payroll related expenses are based upon whether the expense related to our operations.

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

Recently Issued and Adopted Accounting Standards

The following pronouncement may have an impact on the accounting policies of the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to ASU 2019-10 the effective date for ASC 842 was deferred an additional year. The Company expects to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU for its 2022 financial period. The Company is currently evaluating these ASUs and their impact on its consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether the implementation of such proposed standards would be material to the financial statements of the Company.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RetinalGenix Technologies Inc.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RetinalGenix Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of RetinalGenix Technologies Inc. (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, based on its projections, the Company anticipates that during 2023, it will not have sufficient capital. Furthermore, the Company’s losses from operations and working capital deficiency raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Board (United States) (“PCOAB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Liebman Goldberg & Hymowitz, LLP

We have served as the Company’s auditor since 2019.

Garden City, New York

April 15, 2022

PCAOB ID No. 473

RETINALGENIX TECHNOLOGIES INC.

BALANCE SHEETS

DECEMBER 31,

	2021		2020
ASSETS
Current Assets
Cash		$4,947		$2,219
Due from Sanovas		-		15,069
Deferred offering costs		-		43,787
Total Current Assets		4,947		61,075

TOTAL ASSETS		$4,947		$61,075
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities	$		$
Accounts payable and accrued liabilities		251,282		141,431
Due to Sanovas		142,721		-
Notes payable to stockholders		73,000		-
Accrued interest payable		2,619		-
Total Liabilities		469,622		141,431
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 and 3,000,000 shares, issued and outstanding at December 31, 2021 and 2020, respectively		-		300
Common stock, $0.0001 par value; 80,000,000 shares authorized; 14,221,814 shares issued and outstanding at December 31, 2021 and 40,678,323 shares issued and outstanding at December 31, 2020		1,423		4,067
Additional paid in capital		4,638,218		2,840,599
Preferred stock subscription receivable		-		(300)
Accumulated deficit		(5,104,316)		(2,925,022)
Total Stockholders’ Deficit		(464,675)		(80,356)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$4,947		$61,075

The accompanying notes are an integral part of these financial statements.

RETINALGENIX TECHNOLOGIES INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020

Revenues	$-	$-
Operating expenses
General and administrative expenses	1,188,464	1,426,230
Research and development	680,293	431,557
Stock-based compensation	307,918	220,206

Total operating expenses	2,176,675	2,077,993

Interest expense	2,619	-

Net Loss	$(2,179,294)	$(2,077,993)

Net Loss per share - basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares outstanding during the period- basic and diluted	41,246,915	39,696,697

The accompanying notes are an integral part of these financial statements.

RETINALGENIX TECHNOLOGIES INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common Stock		Preferred Stock Series F		Subscription Receivable	Additional
	Shares	Par Value	Shares	Par Value	Preferred Stock	Paid-in Capital	Accumulated Deficit	Total

Balance as at December 31, 2019	38,915,056	3,892	3,000,000	300	(300)	867,301	(847,029)	24,164

Stock purchased by investors	1,405,141	140	-	-	-	1,395,001	-	1,395,141
Stock-based compensation	-	-	-	-	-	220,206	-	220,206
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	358,126	35	-	-	-	358,091	-	358,126
Net loss	-	-	-	-	-	-	(2,077,993)	(2,077,993)

Balance as at December 31, 2020	40,678,323	$4,067	3,000,000	300	(300)	$2,840,599	$(2,925,022)	$(80,356)
Stock purchased by investors, net of $70,974 costs incurred.	1,154,173	117	-	-	-	1,083,082	-	1,083,199
Stock-based compensation	-	-	-	-	-	307,918	-	307,918
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	390,358	39	-	-	-	390,319	-	390,358
Exercise of warrants	13,500	1	-	-	-	13,499	-	13,500
Exchange of shares owned by Sanovas Ophthalmology LLC for pre-funded warrants	(28,014,540)	(2,801)	-	-	-	2,801	-	-
Recission of preferred stock	-	-	(3,000,000)	(300)	300	-	-	-
Net loss	-	-	-	-	-	-	(2,179,294)	(2,179,294)

Balance as at December 31, 2021	14,221,814	$1,423	-	-	-	$4,638,218	$(5,104,316)	$(464,675)

The accompanying notes are an integral part of these financial statements.

RETINALGENIX TECHNOLOGIES INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31,

	2021	2020
Cash Flows From Operating Activities
Net Loss	$(2,179,294)	$(2,077,993)
Adjustments to reconcile net (loss) to net cash used in operating activities
Stock-based compensation expense	307,918	220,206
Expenses paid by Sanovas on behalf of Company, net	548,148	343,057
Increase in accounts payable and accrued liabilities	109,851	136,214
(Increase) decrease in deferred offering costs	43,787	(43,787)
Increase in accrued interest payable	2,619	-
Total adjustments	1,012,323	655,690
Net cash used in operating activities	(1,166,971)	(1,422,303)

Cash Flows From Financing Activities
Proceeds from the sale of common stock, net of costs	1,083,199	1,395,141
Proceeds from exercise of warrants	13,500	-
Proceeds from notes payable to stockholders	73,000	-
Decrease in stockholders’ refund payable	-	(25,000)
Net cash provided by financing activities	1,169,699	1,370,141
Net increase (decrease) in cash	2,728	(52,162)
Cash at beginning of period	2,219	54,381
Cash at end of period	$4,947	$2,219

Supplemental information:
Retirement of due to Sanovas through the issuance of common stock to Sanovas Ophthalmology LLC (Note C)	$390,358	$358,126
Exchange of common stock by Sanovas Ophthalomology
LLC for pre-funded warrants	$2,801	-

The accompanying notes are an integral part of these financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2021 and 2020

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. At December 31, 2021, Sanovas Ophthalmology owned a majority of the outstanding stock of the Company. During the years ended December 31, 2021 and 2020, substantially all of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs allocated to the Company for services performed on behalf of the Company.

The Company was formed to develop technologies to diagnose and treat optical disorders. The Company sublicensed certain technology initially developed by Sanovas from Sanovas Ophthalmology – See Note C. Since 2018, the Company has been developing its screening device and home monitoring and physician alert system.

In October 2021, the Company filed a registration statement on Form S-1 (the “Registration Statement”) with the Securities and Exchange Commission pursuant to which it registered for resale shares of common stock, including shares of common stock issuable upon exercise of outstanding options and warrants. The Company did not raise any cash from the resale of the securities offered by the Registration Statement, and accordingly, the previously deferred offering costs were applied against the proceeds of the shares of common stock sold in 2021 pursuant to the Company’s previous private offering of securities.

On October 8, 2019, the Company entered into an option exchange agreement (the “Option Exchange Agreement”) with Diopsys, Inc. (“Diopsys”) pursuant to which the Company shall issue Diopsys an option to purchase up to 10% of its issued and outstanding shares of common stock and Diopsys shall grant the Company an option to purchase up to 10% of the issued and outstanding shares of common stock of Diopsys on the Closing Date (the “Option Exchange”). “Closing Date” means a date that is within 30 days of the date that all of the contingencies set forth in the Option Exchange Agreement are satisfied including, but not limited to, approval of a product by the U.S. Food and Drug Administration. In addition, pursuant to the Option Exchange Agreement, upon the closing of the Option Exchange, the Company shall enter into an exclusive distribution agreement with Diopsys pursuant to which Diopsys shall act as the Company’s exclusive distributor of such product. On February 14, 2022, the Company entered into a Termination of Option Exchange Agreement (the “Termination Agreement”) with Diopsys pursuant to which the prior Option Exchange Agreement between the Company and Diopsys dated October 8, 2019 (the “Option Exchange Agreement”) was terminated effective immediately and of no further force and effect, and neither party has any past, current or future obligations or liabilities to the other (or any other person or entity) with respect to any rights, obligations or any of the transactions contemplated in the Agreement. At the time of such termination, none of the conditions in the Option Exchange Agreement were satisfied and no options thereunder had been issued to either the Company or Diopsys. In addition, the Exclusive Distribution Agreement to be entered into between the Company and Diopsys and referred to in the Option Exchange Agreement has not been negotiated and does not currently exist. However, the Company and Diopsys are continuing their discussions regarding the aforementioned Exclusive Distribution Agreement and working in good faith towards negotiation and execution of a definitive agreement with respect thereto.

On December 27, 2021, RetinalGenix Technologies Inc. entered into an exchange agreement (the “Exchange Agreement”) with Sanovas Ophthalmology pursuant to which the Company exchanged 28,014,540 shares of common stock held by Sanovas Ophthalmology for a pre-funded warrant (the “Pre-funded Warrant”) to purchase up to an aggregate of 28,014,540 shares of the Company’s common stock. The Pre-funded Warrant is immediately exercisable at an exercise price of $0.0001 per share.

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $5.1 million at December 31, 2021. The Company has minimal cash at December 31, 2021 and remains dependent on Sanovas for much of its operations. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. Sanovas has paid most of the Company’s operating expenses through December 2021.

The Company commenced private offerings of shares of its common stock raising net proceeds of approximately $1,395,000 in the year ended December 31, 2020, and $1,127,000 in the year ended December 31, 2021 - See Note D. The Company also issued shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $390,358 in June 2021 and $358,126 in July 2020.

In February 2020, the Company entered into an agreement with an investment banker to support fundraising or strategic transactions. This agreement was terminated in March 2021. In February 2021, the Company entered into a new agreement with an investment banker to raise funds for the Company which lead to the private offering of shares mentioned above. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all.

As of the date of this report, the Company does not have adequate resources to fund its operations through April 2023 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

3. Deferred Offering Costs

Deferred offering costs are expenses directly related to an expected financing. These costs consisted of legal fees that the Company capitalized. During the year ended December 31, 2021, all such costs were charged against additional paid in capital for the funds raised during 2021.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at December 31, 2021 or December 31, 2020. The Company’s policy is to expense any penalties and interest associated with this topic. At December 31, 2021 and December 31, 2020, there were no amounts accrued for penalties and interest.

6. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the years ended December 31, 2021 and 2020, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the year ended December 31, 2021, include stock options to purchase 1,882,500 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 199,000 shares of common stock. Potentially dilutive securities not included in the computation of loss per share for the year ended December 31, 2020 included 3,000,000 shares of Series F preferred stock, stock options to purchase 1,800,000 shares of common stock, and warrants to purchase 62,500 shares of common stock. The shares of common stock potentially issuable to Diopsys upon the resolution of specified contingencies and exercise of stock options are also excluded from the loss per share calculation for the year ended December 31, 2020.

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

9. Recent Accounting Pronouncements:

The following pronouncement may have an impact on the accounting policies of the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to ASU 2019-10 the effective date for ASC 842 was deferred an additional year. The Company expects to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU for its 2022 financial period. The Company is currently evaluating these ASUs and their impact on its financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether the implementation of such proposed standards would be material to the financial statements of the Company.

NOTE C - RELATED PARTY TRANSACTIONS

The Company is related to Sanovas through common ownership and management. Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of salaries and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $621,000 and $360,000 in costs related to an officer and consultant to the Company in the years ended December 31, 2021 and 2020, respectively. The Company and Sanovas did not have specific terms of repayment. In June 2021 and July 2020, the Company issued 390,358 and 358,126 shares of common stock, respectively, to Sanovas Ophthalmology to retire the then estimated debt due from the Company.

The following summarizes the transactions between the Company and Sanovas for the years ended December 31, 2021 and 2020:

	For The Years Ended
	December 31,
	2021	2020

Balance due from Sanovas – beginning of year	$(15,069)	$-

Costs and expenses paid by Sanovas on behalf of the Company	68,073	127,967
Costs allocated to the Company by Sanovas	803,997	1,301,246
Repayment of amounts charged by Sanovas, net	(323,922)	(1,086,156)

Subtotal	548,148	343,057
Retirement of due to Sanovas through the issuance of 390,358 and 358,126 shares of common stock in 2021 and 2020, respectively, to Sanovas Ophthalmology	(390,358)	(358,126)

Balance due to (from) Sanovas - end of year	$142,721	$(15,069)

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

On November 21,2021, the Company’s Board of Directors resolved to rescind the 3,000,000 shares of Series F preferred stock purported to be issued to Halo Management Group LLC for lack of contract consideration. The Company is aware that the management/ownership of Halo Management Group LLC may dispute this decision however, the Company is prepared to defend its decision in this case. In addition, the Company reserves the right to void the shares and adjust its filings accordingly if necessary.

Common Stock

During 2019, the Company commenced a private offering of its shares of common stock at a purchase price of $1.00 per share. For the years ended December 31, 2021 and 2020, the Company sold an aggregate of 1,154,173 and 1,405,141 shares of its common stock, respectively.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

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

Dividends:

There are no stated dividends on the Series F preferred stock.

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

In November 2019, the Company issued stock options to purchase up to 1,800,000 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest over a five year period and were unexercised at December 31, 2020 and December 31, 2021. The estimated aggregate fair value of the stock options was determined to be $1,101,028 using a Black Scholes model.

In the year ended December 31, 2021, the Company issued stock options to purchase up to 82,500 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest immediately and were unexercised at December 31, 2021. The estimated aggregate fair value of the stock options was determined to be approximately $63,900 using a Black Scholes model.

The Company recognized $307,918 and $220,206 of stock-based compensation expense during the years ended December 31, 2021 and 2020, respectively, related to all stock options and warrants (see Note F) which is included in the accompanying statements of operations. As of December 31, 2021, there was approximately $633,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.9 years.

At December 31, 2021, there were 5,617,500 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan during 2021 and 2020:

	Options Issued	Weighted- Average Exercise Price

Options outstanding – December 31, 2019	1,800,000	$1.00
Granted	-	-
Canceled	-	-
Exercised	-	-
Options outstanding – December 31, 2020	1,800,000	1.00
Granted	82,500	1.00
Canceled	-	-
Exercised	-	-

Options outstanding – December 31, 2021	1,882,500	$1.00

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of December 31, 2021 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2020	Number Exercisable at December 31, 2021
$1.00	1,882,500	3.5 Years	405,000	525,000

The fair value of each option grant was estimated on the date of grant to be $0.53 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2021:

Risk-free interest rates	1.2% - 2.42%
Expected life in years	5.0
Expected volatility	73.1%
Expected dividend yield	0%
Fair value common stock	$1.00

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

NOTE F - WARRANTS

In 2021, the Company finalized the issuance of warrants to purchase 150,000 shares of common stock at $1.10 per share which are fully vested as of December 31, 2021, and exercisable over 7 years, to a consulting firm. The fair value of such warrants was estimated on the date of grant to be $0.61 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2021:

Risk-free interest rates	2.42%
Expected life in years	3.5
Expected volatility	73.1%
Expected dividend yield	0%
Fair value common stock	$1.00

The risk-free interest rate assumption is determined using the yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Management has estimated expected volatility based on similar comparable industry sector averages. Expected life of the option represents the period of time options are expected to be outstanding. The estimate for dividend yield is 0% because the Company has not historically paid, and does not intend to pay a dividend on its common stock in the foreseeable future. The Company recognized stock-based compensation expense of approximately $75,500 and $0 in the years ended December 31, 2021 and 2020, respectively. At December 31, 2021, there is no remaining compensation expense to be recognized.

The following table summarizes warrant activity during 2021 and 2020:

	Warrants Issued	Weighted- Average Exercise Price

Warrants outstanding – December 31, 2019	62,500	$1.00
Granted	-	-
Canceled	-	-
Exercised	-	-

Warrants outstanding – December 31, 2020	62,500	$1.00
Granted	150,000	$1.10
Canceled	-	-
Exercised	(13,500)	$1.00

Warrants outstanding – December 31, 2021	199,000	$1.07

Additional information regarding the warrants outstanding as of December 31, 2021 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.00	49,000	1.7 Years	49,000
$1.10	150,000	6.2 Years	150,000

Pre-funded Warrant

On December 27, 2021, the Company entered into an exchange agreement with Sanovas Ophthalmology (the “Exchange Agreement”) pursuant to which it exchanged 28,014,540 shares of common stock (the “Exchange Securities”) held by Sanovas Ophthalmology for a pre-funded warrant (the “Pre-funded Warrant”) to purchase up to an aggregate of 28,014,540 shares of the Company’s common stock. The Pre-funded Warrant is immediately exercisable at an exercise price of $0.0001 per share and terminates when exercised in full. As part of the Exchange Agreement, Sanovas Ophthalmology relinquished any and all rights related to the Exchange Securities.

NOTE G – NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $73,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company accrued interest of $2,619 for the year ended December 31, 2021.

NOTE H – INCOME TAXES

The Company had no current income tax expense for the years ended December 31, 2021 and 2020 due to operating losses. The effective income tax rate for the years ended December 31, 2021 and 2020 is zero, as the deferred tax benefits are fully offset by the valuation allowance against such deferred income tax assets.

At December 31, 2021, the Company had net operating loss carryforwards (“NOL”) of approximately $3,305,000 for federal income tax purposes of which $2,530,000 has no expiration date, $775,000 which begins to expire in 2034, and approximately $3,487,000 for state income tax purposes which begins to expire in 2030.

The resulting net deferred tax assets of approximately $1,178,000 ($992,000 applicable to net operating loss carryforwards and $186,000 applicable to accruals) and $789,000 ($618,000 applicable to net operating loss carryforwards and $171,000 applicable to accruals) at December 31, 2021 and December 31, 2020, respectively, has been fully reserved due to the uncertainty of future realization. The valuation allowance increased by approximately $389,000 and $556,000 at December 31, 2021 and 2020, respectively. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred taxes will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The open years for tax examination are 2017 and thereafter.

NOTE I - SUBSEQUENT EVENTS

Subsequent events were reviewed through April 14, 2022, the date these financial statements were available for issuance.

During January 2022, the Company received $60,000 in proceeds from the sale of 60,000 shares of common stock pursuant to the private placement described in Note D.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

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

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

As of the December 31, 2021, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Jerry Katzman	68	Chief Executive Officer, President and Director
Herbert Gould	93	Director

The business background and certain other information about our directors and executive officers is set forth below.

Jerry Katzman. Jerry Katzman has served as the Company’s Chief Executive Officer and President since December 2018 and a member of the Company’s board of directors since August 2018. In addition, since December 2018, he has served as the Chief Executive Officer, President and Chairman of the board of directors of Sanovas Inc. In 2013, he founded Disruptor Technologies, a marketing and consulting company and served as founder, Chief Executive Officer and President. Dr. Katzman previously served in various capacities including ophthalmologist and founder of the Ophthalmology department at Brandon Surgical Group in Brandon, Florida; Founder, President, Chief Medical Officer and a director of Eye Care International, the national’s largest non-insurance based discount vision network consisting of ophthalmologists, optometrists, opticians and optical outlets; Chief Medical Officer and director of Amacore Group, Inc., the successor of Eye Care International, Inc.; Chief Executive Officer and President of Clinical Control Systems, Inc., an electronic medical record development and marketing firm; and Executive Vice President of Strategic Development of Comprehensive Behavioral Care. Since August 2019, Dr. Katzman has served as a member of the board of directors of Paradigm Medical Industries, Inc. Dr. Katzman received his bachelor of science in biomedical engineering from Boston University and his M.D. from Universidad de Guadalajara in Jalisco, Mexico. We believe Dr. Katzman is qualified to serve as a member of our board of directors because of his proven track record as a leader within the ophthalmology field.

Herbert Gould. Herbert Gould has served as a member of the Company’s board of directors since April 2019. Since 2007, he has served as a Medical Director of Nutraceutical Delivery Corporation, a drug delivery system company. He previously served in various capacities including Medical Director of Diamond Vison Laser Center; Teaching Fellow and Assistant Clinical Professor in Ophthalmology at State University of New York; Associate Clinical Professor at New York Medical College; Instructor at American Academy of Ophthalmology; and Attending Surgeon at Westchester County Medical Center and New York Eye & Ear Infirmary. Dr. Gould also served as a Flight Surgeon for the U.S. Air Force. Since January 2019, Dr. Gould has served as a director of Sanovas, Inc., and since August 2019, he has served as a member of the board of directors of Paradigm Medical Industries, Inc. Dr. Gould received his bachelor of arts from Bowdoin College and his M.D. from Columbia University. Dr. Gould is a board certified ophthalmologist. We believe Dr. Gould is qualified to serve as a member of our board of directors because of his expertise and professional contacts in the ophthalmology field.

Family Relationships

There are no family relationships among any of our executive officers and directors.

Arrangements between Officers and Directors

Except as set forth herein, to our knowledge, there is no arrangement or understanding between any of our officers or directors and any other person pursuant to which the officer or director was selected to serve as an officer or director.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Committees of Our Board of Directors

We presently do not have an audit committee, compensation committee or nominating and corporate governance committee or committee performing similar functions, as management believes that we are in an early stage of development to form an audit, compensation, or nominating committee. We currently do not have an audit committee financial expert for the same reason that we do not have board committees. Currently, our board of directors acts as our audit, nominating, corporate governance and compensation committees. We intend to appoint persons to the board of directors and committees of the board of directors as required to meet the corporate governance requirements of a national securities exchange, although we are not required to comply with these requirements until we are listed on a national securities exchange.

Medical Advisory Board

In 2019, the board of directors formed a Medical Advisory Board. The members of such board are Jack M. Dodick, M.D., Marguerite B. McDonald, M.D., Lawrence A. Yannuzzi, M.D. and Ahmed Mohiuddin, M.D.

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2021, our executive officers did not receive any compensation

Outstanding Equity Awards at December 31, 2021

As of December 31, 2021, there were no outstanding equity awards held by any of our executive officers.

Non-Employee Director Compensation

During the year ended December 31, 2021, our non-employee directors did not receive any compensation.

Employment Agreements

During the year ended December 31, 2021, we were not a party to any employment agreement.

2017 Equity Incentive Plan

Summary

Our 2017 Equity Incentive Plan (the “2017 Plan”) was adopted by our board of directors on December 1, 2017 and by our stockholders on December 1, 2017. Having an adequate number of shares available for future equity compensation grants is necessary to promote our long-term success and the creation of stockholders value by:

●	Enabling us to continue to attract and retain the services of key service providers who would be eligible to receive grants;

●	Aligning participants’ interests with stockholders’ interests through incentives that are based upon the performance of our common stock;

●	Motivating participants, through equity incentive awards, to achieve long-term growth in our business, in addition to short-term financial performance; and

●	Providing a long-term equity incentive program that is competitive as compared to other companies with whom we compete for talent.

The 2017 Plan permits the discretionary award of options, including non-qualified stock options (“NSOs”) and incentive stock options (“ISOs”), restricted shares, deferred stock, restricted stock units (“RSUs”), or stock appreciation rights (“SARs”). The 2017 Plan will remain in effect until the earlier of (i) December 1, 2027 and (ii) the date upon which the 2017 Plan is terminated pursuant to its terms, and in any event subject to the maximum share limit of the 2017 Plan. The 2017 Plan provides for the reservation of 10,000,000 shares of common stock for issuance thereunder.

Key Features of the 2017 Plan

Certain key features of the 2017 Plan are summarized as follows:

●	If not terminated earlier by our board of directors, the 2017 Plan will terminate on December 1, 2027.

●	Up to a maximum aggregate of 10,000,000 shares of common stock may be issued under the 2017 Plan. The maximum aggregate fair market value with respect to ISOs are exercisable for the first time by such grantee during any calendar year may not exceed $100,000.

●	The 2017 Plan will generally be administered by a committee (the “Committee”), comprised of two or more directors who may be appointed by the board from time to time.

●	Employees, consultants and board members are eligible to receive awards, provided that the Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted shares, deferred stock, RSUs and SARs.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our common stock on the date of grant. If stock options or SARs are granted to a ten percent owner, they may not be granted at a per share exercise price below 110% of the fair market value of a share of our common stock on the date of grant.

●	The maximum exercisable term of stock options and SARs may not exceed ten years (five years if the grantee is a ten percent owner).

Eligibility to Receive Awards. Employees, consultants and board members of the Company and its subsidiaries are eligible to receive awards under the 2017 Plan. The Committee determines, in its discretion, the selected participants who will be granted awards under the 2017 Plan.

Shares Subject to the 2017 Plan. The maximum number of shares of common stock that can be issued under the 2017 Plan is 10,000,000 shares. The shares underlying forfeited or terminated awards (without payment of consideration), or unexercised awards become available again for issuance under the 2017 Plan.

Administration of the 2017 Plan. The 2017 Plan will be administered by the Committee, which shall consist of two or more directors who may be appointed by the board from time to time. Subject to the terms of the 2017 Plan, the Committee has the sole discretion, among other things, to:

●	Select the individuals who will receive awards;

●	Determine the terms and conditions of awards (including the number of shares to which an award will relate, any option price, grant price or purchase price, any limitation or restriction, any performance conditions, forfeiture restrictions, any performance goals and/or vesting schedules and the terms of the grants);

●	Determine whether or not specific awards shall be granted in connection with other specific awards, and if so, whether they shall be exercisable cumulatively with, or alternatively to, such other specific awards and all other matters to be determined in connection with an award;

●	Offer to exchange or buy out any previously granted award for a payment of cash, shares or other award; and

●	Interpret the provisions of the 2017 Plan and outstanding awards.

Types of Awards.

Stock Options. A stock option is the right to acquire shares at a fixed exercise price over a fixed period of time, not to exceed ten years from its grant date. The Committee will determine, among other terms and conditions, the number of shares covered by each stock option and the exercise price of the shares subject to each stock option, but such per share exercise price cannot be less than the fair market value of a share of our common stock on the date of grant of the stock option. The exercise price of each stock option granted under the 2017 Plan must be paid in full at the time of exercise, either with cash or through another method approved by the Committee. Stock options granted under the 2017 Plan may be either ISOs or NQSOs.

SAR. A SAR is the right to receive, upon exercise, an amount equal to the difference between the fair market value of the shares on the date of the SAR’s exercise and the aggregate exercise price of the shares covered by the exercised portion of the SAR. The Committee determines the terms of SARs, including the exercise price (provided that such per share exercise price cannot be less than the fair market value of a share of our common stock on the date of grant), the vesting and the term of the SAR. Settlement of a SAR may be in shares of common stock, in cash, or in other property or any combination thereof, as the Committee may determine.

Restricted Shares. A restricted share award is the grant of shares of our common stock to a selected participant and such shares may be subject to a substantial risk of forfeiture until specific conditions or goals are met. The restricted shares may be issued with or without cash consideration being paid by the selected participant as determined by the Committee. The Committee also will determine any other terms and conditions of an award of restricted shares.

Deferred Stock. Deferred stock is a right to receive shares at the end of a specified deferral period.

RSUs. RSUs are the right to receive an amount equal to the fair market value of the shares covered by the RSU at some future date after the grant. The Committee will determine all of the terms and conditions of an award of RSUs. Payment for vested RSUs may be in shares of common stock or in cash, or any combination thereof, as the Committee may determine. RSUs represent an unfunded and unsecured obligation for us, and a holder of a stock unit has no rights other than those of a general creditor.

Limited Transferability of Awards. Awards granted under the 2017 Plan generally are not transferrable other than by will or by the laws of descent and distribution. In addition, in the event a holder desires at any time to sell or otherwise transfer all or part of his shares (the “Offered Shares”) under the 2017 Plan, then such holder shall first give us written notice of such proposed sale or transfer including the terms of such sale or transfer, and we shall have the right at any time, within 30 days after receipt of such notice, to elect to purchase all or any portion of the Offered Shares at the price and on the terms set forth in the notice. Furthermore, in the event the holders of a majority of our voting capital then outstanding determine to sell or otherwise dispose or all or substantially all of our assets or all or 50% or more of our capital stock to any person (other than to our affiliate(s) or to the Majority Shareholders (as defined in the 2017 Plan)), or to cause us to merge with or into or consolidate with any person (other than to our affiliate(s) or to the Majority Shareholders) in a bona fide negotiated transaction, each holder of shares issued under the 2017 Plan shall be obligated to and shall upon written request of the Majority Shareholders sell, transfer and deliver to the buyer his shares under the 2017 Plan.

Change in Control. In the event that we are a party to a merger or consolidation or similar transaction (“Corporate Transaction”), unless an outstanding award under the 2017 Plan is assumed by the surviving company or replaced with an equivalent award granted by the surviving company in substitution for such outstanding award, such award shall be vested and non-forfeitable and any conditions with respect to such award shall lapse. If an award becomes exercisable or non-forfeitable, the Committee may (i) permit the grantee to exercise such award of options or SARs within a reasonable period prior to the consummation of the Corporate Transaction and cancel any outstanding awards that remain unexercised upon consummation of such transaction or (ii) cancel any or all outstanding awards of options and SARs in exchange for a payment (in cash, securities or other property) in an amount equal to the amount that the grantee would have received (net of the option price and/or grant price) if such options and SARs were fully vested and exercised immediately prior to the consummation of the Corporate Transaction; provided, however, if the option price with respect to any outstanding option or grant price with respect to any outstanding SAR exceeds the fair market value of the shares immediately prior to the consummation of the Corporate Transaction, such awards shall be cancelled without any payment to the grantee.

Amendment and Termination of the 2017 Plan. The board generally may amend or terminate the 2017 Plan at any time and for any reason, except that it must obtain stockholder approval if required pursuant to federal or state laws or the rules of any stock exchange or quotation system on which our shares are then listed or quoted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of April 14, 2022 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage(2)
Directors and Named Executive Officers:
Jerry Katzman	34,001,540	(3)	80.18%
Herbert Gould	350,000		2.45%
All Officers and Directors as a Group	34,261,540		81.00%
5% or Greater Shareholders:
Sanovas Ophthalmology, LLC (4)	28,014,540	(5)	66.23%
Bayern Capital, LLC (6)	5,067,000		35.48%
Capital Funding Partners, LLC (7)	5,897,000		41.29%

(1)	The address of each person is c/o RetinalGenix Technologies Inc., 1450 North McDowell Boulevard, Suite 150, Petaluma, CA 94954 unless otherwise indicated herein.

(2)	The calculation in this column is based upon 14,282,314 shares of common stock outstanding on April 14, 2022. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of April 14, 2022 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Represents (i) 5,987,000 shares of common stock held by Capital Funding Partners, LLC and (ii) pre-funded warrants to purchase up to 28,014,540 shares of common stock held by Sanovas Ophthalmology. Jerry Katzman is the Sole Member of Capital Funding Partners, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. Jerry Katzman is the Manager of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

(4)	Jerry Katzman is the Manager of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

(5)	Represents pre-funded warrants to purchase up to 28,014,540 shares of the Company’s common stock.

(6)	Steven Bayern is the Manager of Bayern Capital, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Bayern Capital, LLC is 403 East Boardwalk, Suite 601, Long Beach, NY 11561.

(7)	Jerry Katzman is the Sole Member of Capital Funding Partners, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Capital Funding Partners, LLC is P.O. Box 24866, Tampa, FL 33623.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information regarding our equity compensation plans as of December 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	1,825,500	(2)		$1.00	8,174,500
Equity compensation plans not approved by security holders	-			-	-
Total			$

(1)	2017 Equity Incentive Plan. On December 1, 2017, our Board adopted the 2017 Equity Incentive Plan (the “2017 Plan”) was adopted by our board of directors (the “2017 Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment.

(2)	In the year ended December 31, 2021, the Company issued stock options to purchase up to 82,500 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest immediately and were unexercised at December 31, 2021. The estimated aggregate fair value of the stock options was determined to be approximately $63,900 using a Black Scholes model.

Our Board administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our Board arising out of or in connection with the interpretation and administration of the plan is final and conclusive.

The Board, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the Board or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our Board or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company.

In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan.

Our Board may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board may deem appropriate and in our best interest.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions during our fiscal years ended December 31, 2021 and December 31, 2020 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Sanovas, Inc.

Commencing in 2019, Sanovas began paying invoices on behalf of the Company, and began allocating a portion of salaries and infrastructure costs to the Company. There were no specific terms of repayment. For the years ended December 31, 2021 and 2020, Sanovas allocated an aggregate of $872,070 and $!,429,207, respectively to the Company. As of December 31, 2021, the Company owed Sanovas $142,721. For the years ended December 31, 2020 and December 31, 2019, the Company paid Sanovas $323,922 and $1,086,156, respectively, to discharge a portion of the payments due to Sanovas. A portion of the balance of the payments due to Sanovas were discharged pursuant to the issuance by the Company of shares of its common stock. Specifically, at December 31, 2019, Sanovas retired the debt due from the Company through the issuance of 266,056 shares of the Company’s common stock to Sanovas Ophthalmology LLC. In June 2021 and July 2020, the Company issued 390,358 and 358,126 shares of common stock to Sanovas Ophthalmology LLC to retire the then estimated debt due from the Company, respectively. The Company is related to Sanovas through common ownership and management.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. Our board of directors has determined that Herbert Gould is “independent” in accordance with such definition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Liebman Goldberg & Hymowitz, LLP as described below:

	2021	2020
Audit Fees	$22,500	$20,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$22,500	$20,000

Audit Fees: Audit fees consist of fees billed for professional services performed by Liebman Goldberg & Hymowitz, LLP for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $22,500 and $20,000 of such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020, respectively.

Audit-Related Fees: Audit related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by Liebman Goldberg & Hymowitz, LLP. There were no such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020, respectively.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2021 and 2020.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

4.1	Description of Registrant’s Securities

10.1	Option Exchange Agreement by and between the Company and Diopsys, Inc. dated October 8, 2019 (Incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

10.2+	RetinalGenix Technologies Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

10.3	Amended and Restated Master Services Agreement by and between the Company and ADM Tronics Unlimited, Inc. dated June 24, 2021 (Incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

10.4#	Sublicense Agreement by and between the Company and Sanovas Ophthalmology LLC dated June 24, 2021 (Incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

31.1*	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omtted by means of marking such portions with an asterisk because the identified ocnfidential portions (i) are not material and (iii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of April, 2022.

RETINALGENIX TECHNOLOGIES INC.

/s/ Jerry Katzman
Jerry Katzman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry Katzman	Chief Executive Officer, President and Director	April 15, 2022
Jerry Katzman	(Principal Executive Office and Principal Financial and Accounting Officer)

/s/ Herbert Gould	Director	April 15, 2022
Herbert Gould

