Form 10-Q
period 2022-03-31
RetinalGenix Technologies Inc.
filed 2022-05-13
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 12, 2022 was 14,635,746

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

RETINALGENIX TECHNOLOGIES INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Cash	$2,555	$4,947
Total Current Assets	2,555	4,947

TOTAL ASSETS	$2,555	$4,947
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts Payable and accrued liabilities	262,467	251,282
Due to Sanovas	353,432	142,721
Due to officer	33,900	-
Stockholders’ loans payable	73,000	73,000
Accrued Interest Payable	4,079	2,619
Total Liabilities	726,878	469,622
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at March 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 14,282,314 shares issued and outstanding at March 31, 2022 and 14,221,814 shares issued and outstanding at December 31, 2021	1,484	1,423
Additional paid in capital	4,753,708	4,638,218
Accumulated deficit	(5,479,515)	(5,104,316)
Total Stockholders’ deficit	(724,323)	(464,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,555	$4,947

The accompanying notes are an integral part of these condensed financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2022	2021

Revenues	$-	$-
Expenses
General and Administrative Expenses	161,195	367,470
Research and Development	157,493	204,724
Stock-based compensation	55,051	111,487

Total Expenses	373,739	683,681

Interest expense	1,460	-

Net Loss	$(375,199)	$(683,681)

Net Loss per share - basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares outstanding during the period- basic and diluted	14,275,592	41,034,873

The accompanying notes are an integral part of these condensed financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Common Stock		Preferred Stock Series F		Subscription Receivable	Additional		Total
	Shares	Par Value	Shares	Par Value	Preferred Stock	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit

Balance as of December 31, 2021	14,221,814	1,423	-	-	-	4,638,218	(5,104,316)	(464,675)

Stock based compensation	-	-	-	-	-	55,051	-	55,051
Stock purchased by investors	60,500	61	-	-	-	60,439	-	60,500
Net loss	-	-	-	-	-	-	(375,199)	(375,199)

Balance as of March 31, 2022	14,282,314	1,484	-	-	-	4,753,708	(5,479,515)	(724,323)

	Common Stock		Preferred Stock Series F		Subscription Receivable	Additional		Total
	Shares	Par Value	Shares	Par Value	Preferred Stock	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as at December 31, 2020	40,678,323	4,067	3,000,000	300	(300)	2,840,599	(2,925,022)	(80,356)

Stock purchased by investors	398,097	40				398,057		398,097
Stock based compensation						111,487		111,487
Deferred costs								-
Net loss							(683,681)	(683,681)

Balance as at March 31, 2021	41,076,420	4,107	3,000,000	300	(300)	3,350,143	(3,608,703)	(254,453)

The accompanying notes are an integral part of these condensed financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows From Operating Activities
Net Loss	$(375,199)	$(683,681)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation expense	55,051	111,487
Expenses paid by Sanovas on behalf of Company, net	210,711	197,826
Increase in accounts payable and accrued liabilities	11,185	(12,724)
Increase in current assets	-	(12,139)
Increase in accrued interest	1,460	-
Total adjustments	278,407	284,450
Net cash used in operating activities	(96,792)	(399,231)

Cash Flows From Financing Activities
Proceeds from common stock sold, net of costs	60,500	398,097
Advances from officer	33,900
Net cash provided by financing activities	94,400	398,097
Net increase (decrease) in cash	(2,392)	(1,134)
Cash at beginning of period	4,947	2,219
Cash at end of period	$2,555	$1,085

The accompanying notes are an integral part of these condensed financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. At March 31, 2022, Sanovas Ophthalmology owned a majority of the outstanding stock of the Company. During the three months ended March 31, 2022 and year ended December 31, 2021, substantially all of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

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

On October 8, 2019, the Company entered into an option exchange agreement (the “Option Exchange Agreement”) with Diopsys, Inc. (“Diopsys”) pursuant to which the Company shall issue Diopsys an option to purchase up to 10% of its issued and outstanding shares of common stock and Diopsys shall grant the Company an option to purchase up to 10% of the issued and outstanding shares of common stock of Diopsys on the Closing Date (the “Option Exchange”). “Closing Date” means a date that is within 30 days of the date that all of the contingencies set forth in the Option Exchange Agreement are satisfied including, but not limited to, approval of a product by the U.S. Food and Drug Administration. In addition, pursuant to the Option Exchange Agreement, upon the closing of the Option Exchange, the Company shall enter into an exclusive distribution agreement with Diopsys pursuant to which Diopsys shall act as the Company’s exclusive distributor of such product. On February 14, 2022, the Company entered into a Termination of Option Exchange Agreement (the “Termination Agreement”) with Diopsys pursuant to which the prior Option Exchange Agreement between the Company and Diopsys dated October 8, 2019 (the “Option Exchange Agreement”) was terminated effective immediately and of no further force and effect, and neither party has any past, current or future obligations or liabilities to the other (or any other person or entity) with respect to any rights, obligations or any of the transactions contemplated in the Option Exchange Agreement. At the time of such termination, none of the conditions in the Option Exchange Agreement were satisfied and no options thereunder had been issued to either the Company or Diopsys. In addition, the Exclusive Distribution Agreement to be entered into between the Company and Diopsys and referred to in the Option Exchange Agreement has not been negotiated and as of the first quarter of 2022, there are no plans to move forward with Diopsys..

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

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $5.5 million at March 31, 2022. The Company has minimal cash at March 31, 2022 and remains dependent on Sanovas for much of its operations. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. Sanovas has paid most of the Company’s operating expenses through March 2022.

The Company commenced private offerings of shares of its common stock raising net proceeds of approximately $1,083,000 in the year ended December 31, 2021, and $60,500 in the three months ended March 31, 2022 - See Note D. The Company also issued shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $390,358 in June 2021 and $353,432 in May 2022 (see Note H). In February 2021, the Company entered into an agreement with an investment banker to raise funds for the Company which lead to the private offering of shares mentioned above.

As of the date of this report, the Company does not have adequate resources to fund its operations through May 2023 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

3. Offering Costs

Deferred offering costs are expenses directly related to an expected financing. These costs consisted of legal fees that the Company capitalized. These costs are offset against the resultant capital raised.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at March 31, 2022 or December 31, 2021. The Company’s policy is to expense any penalties and interest associated with this topic. At March 31, 2022 and December 31, 2021, there were no amounts accrued for penalties and interest.

6. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the three months ended March 31, 2022 and 2021, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2022, include stock options to purchase 1,882,500 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 199,000 shares of common stock. Potentially dilutive securities not included in the computation of loss per share for the quarter ended March 31, 2021 included 3,000,000 shares of Series F preferred stock, stock options to purchase 1,882,500 shares of common stock, and warrants to purchase 212,500 shares of common stock. The shares of common stock potentially issuable to Diopsys upon the resolution of specified contingencies and exercise of stock options are also excluded from the loss per share calculation for the quarter ended March 31, 2021.

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

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

NOTE C - RELATED PARTY TRANSACTIONS

Sanovas

The Company is related to Sanovas through common ownership and management. Sanovas Opthalmology is a majority owned subsidiary of Sanovas and Jerry Katzman, the Company’s Chief Executive Officer and a director is manager of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of salaries and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $32,000 and 191,000 in costs related to an officer and consultant to the Company in the three months ending March 31, 2022 and 2021, respectively.

The following summarizes the transactions between the Company and Sanovas for the three months March 31, 2022 and December 31, 2021:

	Three Months Ended
	March 31,	December 31,
	2022	2021

Balance due from Sanovas – beginning of period	$142,721	$164,233

Costs paid by Sanovas on the Company’s behalf	21,659	33,563
Costs of Sanovas allocated to the Company	75,672	53,357
Proceeds from (repayment of) costs charged by Sanovas to the Company, net	113,380	(108,432)

Balance due to Sanovas - end of period	$353,432	$142,721

See Note H for the May 2022 settlement of the amounts due to Sanovas.

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

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Due to officer

From time to time, an officer of the Company advances funds to the Company. There is no formal note or repayment plan for such advances. At March 31, 2022, the Company had received $33,900 pursuant to such advances.

Stockholders’ Loans Payable – See Note G

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

Pursuant to the terms of an employment agreement dated January 1, 2012 (the “Effective Date”) by and between Sanovas and Lawrence Gerrans, the then President and Chief Executive Officer of Sanovas (the “Original Employment Agreement”), in consideration for Mr. Gerrans’ services, Mr. Gerrans was to receive, among other consideration, the following equity securities: (i) 441,177 shares of restricted common stock of each of the wholly-owned subsidiaries of Sanovas, as of the Effective Date (the “Affiliate Subsidiaries”), representing 7.5% of the total equity capital of each such subsidiary issued and outstanding as of the date of grant; and (ii) 5,000 shares of Series F preferred stock of Sanovas and each of the Affiliate Subsidiaries. The Company was incorporated in Delaware on November 17, 2017, subsequent to the Effective Date, and as such these shares were never issued by the Company because the Company was not an Affiliate Subsidiary of Sanovas. Thereafter, in May 2015, Mr. Gerrans’ Original Employment Agreement was amended and restated with an effective date of January 1, 2012 (the “Amended and Restated Employment Agreement”), the same as the Effective Date of the Original Employment Agreement. Pursuant to the Amended and Restated Employment Agreement, in consideration for Mr. Gerrans’ services, Mr. Gerrans was to receive, among other consideration, the following equity securities: (i) 7.5% of the total equity capital of each of Sanovas’ Affiliate Subsidiaries as of the Effective Date or thereafter formed (collectively, the “New Subsidiaries”); and (ii) 5,000 shares of Series F preferred stock of Sanovas, each of the Affiliate Subsidiaries and each of the New Subsidiaries, including the Company. Subsequently, pursuant to a board resolution dated December 1, 2017 approved by Lawrence Gerrans, the Company’s then Chief Executive Officer, President and sole director, in 2018 the Company issued 27,000,000 shares of its common stock to Sanovas Ophthalmology LLC, and issued 3,000,000 shares of its Series F preferred stock to Halo Management LLC (“Halo”), an entity owned by Mr. Gerrans, for certain enumerated consideration that was purported to have been provided. Thereafter, and in part based upon the evidence and testimony presented, and verdict and conviction rendered, in the Criminal Action (discussed below), including, but not limited to, the fact that Mr. Gerrans misled and coerced the board of Sanovas regarding the terms and need for approval of the Amended and Restated Employment Agreement, the Company’s board of directors, acting in concert with the board of directors of Sanovas, carried out an investigation with respect to actions taken by Mr. Gerrans and have determined that Halo did not provide the Company with valid consideration for the Series F preferred stock, and the Company disputes whether any of the shares of the Company issued to Halo were validly issued.

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

Common Stock

During 2019, the Company commenced a private offering of its shares of common stock at a purchase price of $1.00 per share. For the three months ended March 31, 2022 and 2021, the Company sold an aggregate of 60,500 and 398,057 shares of its common stock, respectively.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

Preferred Stock

As of March 31, 2022, there were 3,000,000 shares of preferred stock designated as Series F preferred stock, none of which were outstanding.

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

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

In November 2019, the Company issued stock options to purchase up to 1,800,000 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest over a five year period and were unexercised at March 31, 2022 and December 31, 2021. The estimated aggregate fair value of the stock options was determined to be $1,101,028 using a Black Scholes model.

In the three months ended March 31, 2021, the Company issued stock options to purchase up to 82,500 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest immediately and were unexercised at December 31, 2021. The estimated aggregate fair value of the stock options was determined to be approximately $63,900 using a Black Scholes model.

The Company recognized $55,051 and $111,487 of stock-based compensation expense during the three months ended March 31, 2022 and 2021, respectively, related to all stock options and warrants (see Note F) which is included in the accompanying statements of operations. As of March 31, 2022, there was approximately $578,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.6 years.

At December 31, 2021, there were 5,617,500 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through March 31, 2022 (there was no activity for the three months ended March 31, 2022):

	Options Issued	Weighted- Average Exercise Price

Options outstanding – December 31, 2020	1,800,000	1.00
Granted	82,500	1.00
Canceled	-	-
Exercised	-	-

Options outstanding – December 31, 2021 and March 31, 2022	1,882,500	$1.00

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE E - STOCK PLAN (continued)

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of March 31, 2022 is as follows:

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

The risk-free interest rate assumption is determined using the yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Management has estimated expected volatility based on similar comparable industry sector averages. Expected life of the option represents the period of time options are expected to be outstanding. The estimate for dividend yield is 0% because the Company has not historically paid, and does not intend to pay a dividend on its common stock in the foreseeable future. The Company recognized stock-based compensation expense of approximately $50,300 and $0 in the three months ended March 31, 2022 and December 31, 2021, respectively. At December 31, 2021 and March 31, 2022, there is no remaining compensation expense to be recognized.

The following table summarizes warrant activity through March 31, 2022 (there was no activity for the three months ended March 31, 2022):

	Warrants Issued	Weighted- Average Exercise Price

Warrants outstanding – December 31, 2020	62,500	$1.00
Granted	150,000	$1.10
Canceled	-	-
Exercised	(13,500)	$1.00

Warrants outstanding – December 31, 2021 and March 31, 2022	199,000	$1.07

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE F – WARRANTS (continued)

Additional information regarding the warrants outstanding as of March 31, 2022 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.00	49,000	1.4 Years	49,000
$1.10	150,000	6.0 Years	150,000

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

NOTE G – NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $73,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company accrued interest of $1,460 for the three months ended March 31, 2022.

NOTE H - SUBSEQUENT EVENTS

Subsequent events were reviewed through April 14, 2022, the date these financial statements were available for issuance.

In May 2022, the Company issued 353,432 shares of its common stock to Sanovas Ophthalmology to discharge the amounts due at March 31, 2022 of $353,432.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on April 15, 2022 (the “Annual Report”). All amounts in this report are in U.S. dollars, unless otherwise noted.

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

Results of Operations

Comparison of the three months ended March 31, 2022 and 2021

The following table sets forth key components of our results of operations for the three months ended March 31, 2022 and 2021.

	Three Months Ended
	March 31,
	2022		2021	Change	% Change

Revenues	$		$-
Expenses
General and Administrative Expenses		161,195	367,470	(206,275)	-56%
Research and Development		157,493	204,724	(47,231)	-23%
Stock-based compensation		55,051	111,487	(56,436)	-51%

Total Expenses		373,739	683,681	(309,942)	-45%

Interest expense		1,460	-	1,460	100%

Net Loss		$(375,199)	$(683,681)	$(308,482)	-45%

Revenues

We did not recognize revenues for the three months March 31, 2022 and March 31, 2021.

Research and Development Expenses

	For The Three Months Ended
	March 31,
	2022	2021

Direct costs	$155,993	$183,301
Allocated costs from Sanovas	1,500	21,423
Total Research and Development expenses	$157,493	$204,724

Research and development expenses decreased by $47,231, or 23%, to $157,493 for the three months ended March 31, 2022 from $204,724 for the three months ended March 31, 2021. The decrease was primarily the result of a decrease in prototype related expense, engineering and technology consultants, and pilot manufacturing due to delay in delivery of parts.

Stock Based Compensation Expenses

Stock-based compensation expenses decreased by $56,436, or 51%, to $55,051 for the three months ended March 31, 2022 from $111,487 for the three months ended March 31, 2021. The decrease was primarily due to the recognition of expense for fully-vested warrants issued in the first quarter of 2021.

	For The Three Months Ended
	March 31,
	2022	2021

Direct costs	$65,364	$29,254
Allocated costs from Sanovas	95,831	287,216
Total Administrative Expenses	$161,195	$316,470

Administrative Expenses

Administrative expenses decreased by $206,275 or 56%, to $161,195 for the three months ended March 31, 2022 from $367,470 for the three months ended March 31, 2021. The Company has no full-time employees. The decrease in administrative expenses was primarily due to a decrease in compensation from $223,000 to $35,000 during the three months ended March 31, 2022 and 2021, respectively due to the Sanovis staff working on other projects. This decrease was offset by increases in marketing and corporate legal, accounting and auditing expenses and professional fees of approximately $13,000 during the three months ended March 31, 2022 as compared to the quarter ended March 31, 2021. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock and by utilizing Sanovas personnel and facilities. We have settled a portion of the amounts due to Sanovas through the periodic issuance of shares of common stock, including 353,432 shares issued in May 2022 in settlement of the amounts due to Sanovas of $353,432.

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

Cash Flow Activities for the three months ended March 31, 2022 and March 31, 2021

The following table sets forth a summary of our cash flows for the periods presented:

	Three Months Ended
	March 31,
	2022	2021

Net cash (used) in operating activities	$(96,792)	$(399,231)
Net cash (used in)/provided by investing activities	-	-
Net cash provided by financing activities	94,400	398,097

Net (decrease) in cash	(2,392)	(1,134)
Cash at beginning of the year	4,947	2,219
Cash at end of the year	$2,555	$1,085

Operating Activities

Net cash used in operating activities was $96,792 for the three months ended March 31, 2022 and $399,231 for the three months ended March 31, 2021, the decrease driven by a reduction in salaries allocated from Sanovas to the Company and expenditures by third-party consultants and engineers on the prototype development. The cash flow used in operating activities in 2022 was driven by the net loss of $375,199 offset in part by non-cash stock-based compensation expense of $55,051 and an increase in accounts payable of $11,185. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $97,331 during the three months ended March 31, 2022, and we received $113,380 of net advances from Sanovas, for a net change in cash of $210,711. The cash flow used in operating activities in 2021 was driven by the net loss of $683,681 offset in part by non-cash stock-based compensation expense of $111,487 and an increase in accounts payable and other current liabilities/assets of $172,964 for the three months ended March 31, 2021. In each of the years, 2019-2021, the Company has settled a portion of the amounts due to Sanovas through the issuance of common stock.

Investing Activities

There was no cash used in or provided by investing activities for the three months ended March 31, 2022 and March 31, 2021.

Financing Activities

Net cash provided by financing activities was $94,400 and $398,097 during the three months ended March 31, 2022 and March 31, 2021, respectively, attributable primarily to the sale of common stock in both periods, and advances from an officer of $33,900 in the three months ended March 31, 2022.

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

Stock-based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognize the cost (net of estimated forfeitures) over the vesting period. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. We estimate the fair value of stock options using a Black-Scholes valuation model. The cost is recorded in the consolidated statements of operations based on the employees’ respective function. The fair value of common stock was determined based upon the sale of common stock to third parties pursuant to the offering which commenced in 2019, which offering continued through January 2022.

The risk-free interest rate assumption is determined using the yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Management has estimated expected volatility based on similar comparable industry sector averages. Expected life of the option represents the period of time options are expected to be outstanding. The estimate for dividend yield is 0% because the Company has not historically paid and does not intend to pay a dividend on its common stock in the foreseeable future.

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

JOBS Act

We are an “emerging growth company,” as defined in Section 2(a) the Securities Act, as modified by the JOBS Act. For as long as we continue to be an emerging growth company, we also intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e)€ and 15d-15(e) of the Exchange Act) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2022.

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

Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We are developing procedures for the most critically-needed processes that we hope to have implemented by the end of the year.

Changes in Internal Controls over Financial Reporting

As of the March 31, 2022, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2021. Except as described below, our risk factors as of the date of this Report have not changed materially from those described in “Part I, Item 1A. Risk Factors” of the Annual Report.

Risks Relating to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the year ended December 31, 2021 and December 31, 2020, were $2,179,294 and $2,077,993, respectively, and our accumulated deficit as of December 31, 2021 and December 31, 2020 was $5,104,316 and $2,925,022, respectively. Our net losses for the quarters ended March 31, 2022 and 2021, were $375,199 and $683,681, respectively, and our accumulated deficit as of March 31, 2022 and 2021 was $5,479,515 and $5,104,316, respectively. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of March 31, 2022, we had cash of $2,555. In addition, as of March 31, 2022 and December 31 2021, we had current liabilities of $726,878 and $469,622, respectively. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2021 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of May 12, 2022, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 80% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of March 31, 2022 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2022, we issued an aggregate of 60,500 shares of our common stock for a purchase price of $1.00 per share. The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

In May 2022, we issued an aggregate of 353,432 shares of common stock to discharge $353,432 of debt owed to Sanovas at a purchase price of $1.00 per share. The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On May 9, 2022, we entered into an agreement with Sanovas Ophthalmology pursuant to which we exchanged $353,432 of debt owed to Sanovas Ophthalmology for 353,432 shares of its common stock.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1*	Exchange Agreement, dated May 9, 2022, with Sanovas Opthalmology, LLC

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RETINALGENIX TECHNOLOGIES INC.

Date: May 13, 2022	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

