Form 10-Q/A
period 2022-03-31
RetinalGenix Technologies Inc.
filed 2022-05-16
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 12, 2022 was 14,635,746

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (the “Amendment”) is being filed to amend in the quarterly report on Form 10-Q for the quarter ended March 31, 2022 (the “Original Quarterly Report”) filed by RetinalGenix Technologies Inc. (the “Company”) on May 13, 2022. The Company is filing this Amendment to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T, which were inadvertently omitted from the Original Quarterly Report, and to update the Exhibit in Part II, Item 6. Except as described above, the Company has not modified or updated the Original Quarterly Report or the financial statements included therein or modified any disclosures contained in the Original Quarterly Report.  Accordingly, this Amendment No. 1, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original Quarterly Report, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original Quarterly Report.

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

RETINALGENIX TECHNOLOGIES INC.

Date: May 16, 2022	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

