Form 10-Q
period 2022-06-30
RetinalGenix Technologies Inc.
filed 2022-08-19
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 19, 2022 was 16,635,746

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Cash	$27	$4,947
Total Current Assets	27	4,947

TOTAL ASSETS	$27	$4,947
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	339,579	251,282
Due to Sanovas	215,398	142,721
Due to officer	41,686	-
Shareholders’ loans payable	73,000	73,000
Accrued interest payable	5,539	2,619
Total Liabilities	675,202	469,622
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 14,635,746 shares issued and outstanding at June 30, 2022 and 14,221,814 shares issued and outstanding at December 31, 2021	1,519	1,423
Additional paid in capital	5,162,156	4,638,218
Accumulated deficit	(5,838,850)	(5,104,316)
Total Stockholders’ Deficit	(675,175)	(464,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27	$4,947

The accompanying notes are an integral part of these condensed financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Expenses:
General and administrative expenses	167,385	288,582	328,580	656,052
Research and development	135,439	159,941	292,932	364,665
Stock-based compensation	55,051	86,329	110,102	197,816

Total Expenses	357,875	534,852	731,614	1,218,533

Interest expense	1,460	-	2,920	-

Net loss	$(359,335)	$(534,852)	$(734,534)	$(1,218,533)

Net loss per share - basic and diluted	$(0.02)	$(0.01)	$(0.05)	$(0.03)

Weighted average number of common shares outstanding during the period- basic and diluted	14,523,114	41,034,873	14,400,037	41,083,006

The accompanying notes are an integral part of these condensed financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

(Unaudited)

	Common Stock		Preferred Stock Series F		Subscription Receivable	Additional
	Shares	Par Value	Shares	Par Value	Preferred Stock	Paid-in Capital	Accumulated Deficit	Total

Balance as at December 31, 2021	14,221,814	1,423	-	-	-	4,638,218	(5,104,316)	(464,675)

Stock based compensation	-	-	-	-	-	55,051	-	55,051
Stock purchased by investors	60,500	61	-	-	-	60,439	-	60,500
Net loss	-	-	-	-	-	-	(375,199)	(375,199)

Balance as at March 31, 2022	14,282,314	1,484	-	-	-	4,753,708	(5,479,515)	(724,323)

Stock based compensation	-	-	-	-	-	55,051	-	55,051
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	353,432	35	-	-	-	353,397	-	353,432
Net loss	-	-	-	-	-	-	(359,335)	(359,335)

Balance as at June 30, 2022	14,635,746	1,519	-	-	-	5,162,156	(5,838,850)	(675,175)

	Common Stock		Preferred Stock Series F		Subscription Receivable	Additional
	Shares	Par Value	Shares	Par Value	Preferred Stock	Paid-in Capital	Accumulated Deficit	Total
Balance as at December 31, 2020	40,678,323	$4,067	3,000,000	$300	$(300)	$2,840,599	$(2,925,022)	$(80,356)

Stock purchased by investors	398,097	40				398,057		398,097
Stock based compensation						111,487		111,487
Net loss							(683,681)	(683,681)

Balance as at March 31, 2021	41,076,420	4,107	3,000,000	300	(300)	3,350,143	(3,608,703)	(254,453)

Stock purchased by investors	263,376	27				263,349		263,376
Stock based compensation						86,329		86,329
Exercise of warrants	13,500	1				13,499		13,500
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	390,358	39				390,319		390,358
Net loss							(534,852)	(534,852)

Balance as at June 30, 2021	41,743,654	$4,174	3,000,000	$300	$(300)	$4,103,639	$(4,143,555)	$(35,742)

The accompanying notes are an integral part of these condensed financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended
	June 30,
	2022	2021
Cash Flows From (Used In) Operating Activities
Net loss	$(734,534)	$(1,218,533)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash items:
Stock based compensation expense	110,102	197,816
Expenses paid by Sanovas on behalf of Company, net	426,109	405,428
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	88,297	(48,437)
Increase in accrued interest payable	2,920	-
Total Adjustments	627,428	554,807
Net cash used in operating activities	(107,106)	(663,726)

Cash Flows From (Used In) Financing Activities
Proceeds from common stock sold, net of costs	60,500	661,473
Proceeds from exercise of warrants	-	13,500
Increase in deferred offering costs	-	(27,208)
Proceeds from shareholder loan	-	15,000
Advances from officer	41,686	-
Net cash provided by financing activities	102,186	662,765
Net (decrease) in cash	(4,920)	(961)
Cash at beginning of period	4,947	2,219
Cash at end of period	$27	$1,258

Supplemental information:
Retirement of due to Sanovas through the issuance of common stock to Sanovas Ophthalmology LLC (Note C)	$353,432	$390,358

The accompanying notes are an integral part of these condensed financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. At June 30, 2022, Sanovas Ophthalmology owned a majority of the outstanding stock of the Company. During the six months ended June 30, 2022 and year ended December 31, 2021, substantially all of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

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

On October 8, 2019, the Company entered into an option exchange agreement (the “Option Exchange Agreement”) with Diopsys, Inc. (“Diopsys”) pursuant to which the Company shall issue Diopsys an option to purchase up to 10% of its issued and outstanding shares of common stock and Diopsys shall grant the Company an option to purchase up to 10% of the issued and outstanding shares of common stock of Diopsys on the Closing Date (the “Option Exchange”). “Closing Date” means a date that is within 30 days of the date that all of the contingencies set forth in the Option Exchange Agreement are satisfied including, but not limited to, approval of a product by the U.S. Food and Drug Administration. In addition, pursuant to the Option Exchange Agreement, upon the closing of the Option Exchange, the Company shall enter into an exclusive distribution agreement with Diopsys pursuant to which Diopsys shall act as the Company’s exclusive distributor of such product. On February 14, 2022, the Company entered into a Termination of Option Exchange Agreement (the “Termination Agreement”) with Diopsys pursuant to which the prior Option Exchange Agreement between the Company and Diopsys dated October 8, 2019 (the “Option Exchange Agreement”) was terminated effective immediately and of no further force and effect, and neither party has any past, current or future obligations or liabilities to the other (or any other person or entity) with respect to any rights, obligations or any of the transactions contemplated in the Option Exchange Agreement. At the time of such termination, none of the conditions in the Option Exchange Agreement were satisfied and no options thereunder had been issued to either the Company or Diopsys. In addition, the Exclusive Distribution Agreement to be entered into between the Company and Diopsys and referred to in the Option Exchange Agreement has not been negotiated and as of the second quarter of 2022, there are no plans to move forward with Diopsys..

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

On July 6, 2022, the Company issued 2,000,000 shares of its common stock to acquire a pharmacogenetics company – See Note H.

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $5.8 million At June 30, 2022. The Company has minimal cash at June 30, 2022 and remains dependent on Sanovas for much of its operations. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. Sanovas has paid most of the Company’s operating expenses through June 2022.

The Company commenced private offerings of shares of its common stock raising net proceeds of approximately $1,083,000 in the year ended December 31, 2021, and $60,500 in the six months ended June 30, 2022 - See Note D. The Company also issued shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $390,358 in June 2021 and $353,432 in May 2022 (see Note C). In February 2021, the Company entered into an agreement with an investment banker to raise funds for the Company which lead to the private offering of shares mentioned above.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits At June 30, 2022 or December 31, 2021. The Company’s policy is to expense any penalties and interest associated with this topic. At June 30, 2022 and December 31, 2021, there were no amounts accrued for penalties and interest.

6. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the six months ended June 30, 2022 and 2021, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the six months ended June 30, 2022, include stock options to purchase 1,882,500 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 199,000 shares of common stock. Potentially dilutive securities not included in the computation of loss per share for the six months ended June 30, 2021 included 3,000,000 shares of Series F preferred stock, stock options to purchase 1,882,500 shares of common stock, and warrants to purchase 212,500 shares of common stock. The shares of common stock potentially issuable to Diopsys upon the resolution of specified contingencies and exercise of stock options are also excluded from the loss per share calculation for the six months ended June 30, 2021.

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

NOTE C - RELATED PARTY TRANSACTIONS

Sanovas

The Company is related to Sanovas through common ownership and management. Sanovas Opthalmology is a majority owned subsidiary of Sanovas and Jerry Katzman, the Company’s Chief Executive Officer, is also a director of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of salaries and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $106,000 and $391,000 in costs related to an officer and consultant to the Company in the six months ending June 30, 2022 and 2021, respectively.

The following summarizes the transactions between the Company and Sanovas for the six months ended June 30, 2022 and December 31, 2021:

	Six Months Ended
	June 30,	June 30,
	2022	2021

Balance due to (from) Sanovas – beginning of period	$142,721	$(15,069)

Costs paid by Sanovas on the Company’s behalf	36,289	31,510
Costs of Sanovas allocated to the Company	168,702	521,648
Proceeds from (repayment of) costs charged by Sanovas to the Company, net	221,119	(147,731)
Retirement of due to Sanovas through the issuance of shares to Sanovas Ophthalmology	(353,432)	(390,358)

Balance due to Sanovas - end of period	$215,398	$-

The Company also issued shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $390,358 in June 2021 and $353,432 in May 2022 (see Note C).

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company shall pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement shall continue until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through June 30, 2022 under this Sublicense Agreement.

Due to officer

From time to time, an officer and a shareholder of the Company advances funds to the Company. There is no formal note or repayment plan for such advances. At June 30, 2022, the Company had received $41,686 pursuant to such advances.

Shareholders’ loans payable – See Note G

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

Common Stock

During 2019, the Company commenced a private offering of its shares of common stock at a purchase price of $1.00 per share. For the six months ended June 30, 2022 and 2021, the Company sold an aggregate of 60,500 and 398,057 shares of its common stock, respectively.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

Preferred Stock

As of June 30, 2022, there were 3,000,000 shares of preferred stock designated as Series F preferred stock, none of which were outstanding.

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

In November 2019, the Company issued stock options to purchase up to 1,800,000 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest over a five year period and were unexercised At June 30, 2022 and December 31, 2021. The estimated aggregate fair value of the stock options was determined to be $1,101,028 using a Black Scholes model.

In the six months ended June 30, 2021, the Company issued stock options to purchase up to 82,500 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest immediately and were unexercised at December 31, 2021. The estimated aggregate fair value of the stock options was determined to be approximately $63,900 using a Black Scholes model.

The Company recognized approximately $110,000 and $198,000 of stock-based compensation expense during the six months ended June 30, 2022 and 2021, respectively, related to stock options and warrants which is included in the accompanying statements of operations. As of June 30, 2022, there was approximately $523,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

At December 31, 2021, there were 5,617,500 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through March 31, 2022 (there was no activity for the six months ended June 30, 2022):

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2020	1,800,000	1.00
Granted	82,500	1.00
Canceled	-	-
Exercised	-	-

Options outstanding – December 31, 2021 and June 30, 2022	1,882,500	$1.00

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of June 30, 2022 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2022	Number Exercisable at December 31, 2021
$1.00	1,882,500	3.5 Years	615,000	525,000

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

The risk-free interest rate assumption is determined using the yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Management has estimated expected volatility based on similar comparable industry sector averages. Expected life of the option represents the period of time options are expected to be outstanding. The estimate for dividend yield is 0% because the Company has not historically paid, and does not intend to pay a dividend on its common stock in the foreseeable future. The Company recognized stock-based compensation expense of approximately $75,000 and $0 in the six months ended June 30, 2021 and 2022, respectively. At December 31, 2021 and June 30, 2022, there is no remaining compensation expense to be recognized.

The following table summarizes warrant activity through June 30, 2022 (there was no activity for the six months ended June 30, 2022):

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2020	62,500	$1.00
Granted	150,000	1.10
Canceled	-	-
Exercised	(13,500)	1.00

Warrants outstanding – December 31, 2021 and June 30, 2022	199,000	$1.07

Additional information regarding the warrants outstanding as of June 30, 2022 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.00	49,000	1.1 Years	49,000
$1.10	150,000	5.7 Years	150,000

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

NOTE G – NOTES PAYABLE – RELATED PARTIES

During 2021, the Company borrowed an aggregate of $73,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company accrued interest expense of $2,920 for the six months ended June 30, 2022.

NOTE H - SUBSEQUENT EVENTS

Subsequent events were reviewed through August 19, 2022, the date these financial statements were available for issuance.

On July 5, 2022, RetinalGenix Technologies Inc. (the “Company”) entered into Exchange Agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of the Company’s common stock (the “Shares”). The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to provide diagnoses of systemic and retinal diseases. The Company expects to account for this transaction as an asset acquisition in the quarter ending September 30, 2022.

NOTE I - CONTINGENCY

The Company received a claim against it relating to a former indirect vendor. The Company believes the claim is without merit and intends to vigorously defend itself. The Company does not believe the claim would have a material impact on the financial condition of the Company.

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

We anticipate that we will need an additional $10,000,000 to (i) complete product design and testing for RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; and (iii) build the infrastructure for our sustained growth. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

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

We have been issuing shares of our common stock pursuant to a private placement raising approximately $3.0 million from the sale of 3,010,000 shares of common stock from 2019 through December 31, 2021. An additional 60,000 shares were sold in January 2022 pursuant to this private placement. In October 2021, the registration statement on Form S-1 (the “Registration Statement”) that we filed with the SEC pursuant to which we registered for resale shares of common stock, including shares of common stock issuable upon exercise of outstanding options and warrants was declared effective. No funds were raised by the Company pursuant to the Registration Statement.

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

On July 5, 2022, RetinalGenix Technologies Inc. (the “Company”) entered into Exchange Agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of the Company’s common stock (the “Shares”). The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to provide diagnoses of systemic and retinal diseases. The Company expects to account for this transaction as an asset acquisition in the quarter ending September 30, 2022.

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

Results of Operations

Comparison of the six months ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations for the six months ended June 30, 2022 and 2021.

	For The Six Months Ended
	June 30,
	2022	2021	Change	% Change

Revenues	$-	$-
Expenses
General and Administrative Expenses	328,580	656,052	(327,472)	(50)%
Research and Development	292,932	364,665	(71,733)	(20)%
Stock-based compensation	110,102	197,816	(87,714)	(44)%

Total Expenses	731,614	1,218,533	(486,919)	(40)%

Interest expense	2,920	-	2,920	100%

Net Loss	$(734,534)	$(1,218,533)	483,999	(40)%

Revenues

We did not recognize revenues for the six months ended June 30, 2022 and 2021.

Research and Development Expenses

	For the six months ended
	June 30,
	2022	2021

Direct costs	$281,432	$340,242
Allocated costs from Sanovas	11,500	24,423
Total Research and Development expenses	$292,932	$364,665

Research and development expenses decreased by $71,733, or 20%, to $292,932 for the six months ended June 30, 2022 from $364,665 for the six months ended June 30, 2021. The decrease was primarily the result of a decrease in prototype related expense, engineering and technology consultants, and pilot manufacturing due to delay in delivery of parts.

Stock Based Compensation Expenses

Stock-based compensation expenses decreased by $87,711, or 44%, to $110,102 for the six months ended June 30, 2022 from $197,813 for the six months ended June 30, 2021. The decrease was primarily due to the recognition of expense for fully-vested warrants issued in the first quarter of 2021.

General and Administrative Expenses

	For the six months ended
	June 30,
	2022	2021

Direct costs	$135,089	$127,316
Allocated costs from Sanovas	193,491	528,736
Total general and administrative expenses	$328,580	$656,052

Administrative expenses decreased by $327,472 or 50%, to $328,580 for the six months ended June 30, 2022 from $656,052 for the six months ended June 30, 2021. The Company has no full-time employees. The decrease in administrative expenses was primarily due to a decrease in compensation allocated to the Company from Sanovas from $391,000 to $106,000 during the six months ended June 30, 2022 and 2021, respectively due to a total lower quantity of Sanovas employees and an increase in Sanovas staff working on other projects. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business. Other administrative expenses were lower due to a lack of funding. This decrease was offset by increases corporate professional fees of approximately $54,000 during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

Comparison of the three months ended June 30, 2022 and 2021

The following table sets forth key components of our results of operations for the three months ended June 30, 2022 and 2021.

	For The Three Months Ended
	June 30,
	2022	2021	Change	% Change

Revenues	$-	$-
Expenses
General and Administrative Expenses	167,385	288,582	(121,197)	(42)%
Research and Development	135,439	159,941	(24,502)	(15)%
Stock-based compensation	55,051	86,329	(31,278)	(36)%

Total Expenses	357,875	534,852	(176,977)	(33)%

Interest expense	1,460	-	1,460	100%

Net Loss	$(359,335)	$(534,852)	175,517	(33)%

Revenues

We did not recognize revenues for the three months ending June 30, 2022 and 2021.

Research and Development Expenses

	For the three months ended
	June 30,
	2022	2021

Direct costs	$125,439	$156,941
Allocated costs from Sanovas	10,000	$3,000
Total Research and Development expenses	$135,439	$159,941

Research and development expenses decreased by $24,502, or 15%, to $135,439 for the three months ended June 30, 2022 from $159,941 for the three months ended June 30, 2021. The decrease was primarily the result of a decrease in prototype related expense, engineering and technology consultants, and pilot manufacturing due to delay in delivery of parts.

Stock Based Compensation Expenses

Stock-based compensation expenses decreased by $31,278, or 36%, to $55,051 for the three months ended June 30, 2022 from $86,329 for the three months ended June 30, 2021. The decrease was primarily due to the recognition of expense for fully-vested warrants issued in the first quarter of 2021.

General and administrative Expenses

	For the three months ended
	June 30,
	2022	2021

Direct costs	$69,725	$54,149
Allocated costs from Sanovas	97,660	234,433
Total General and Administrative expenses	$167,385	$288,582

Administrative expenses decreased by $121,197 or 42%, to $167,385 for the three months ended June 30, 2022 from $288,582 for the three months ended June 30, 2021. The Company has no full-time employees. The decrease in administrative expenses was primarily due to a total lower quantity of Sanovas employees and a decrease in compensation allocated to the Company from Sanovas from $200,070 to $64,650 during the three months ended June 30, 2022 and 2021, respectively. Overall administrative expenses also decreased due to a lack of available funding. This decrease was offset by increases in professional fees of approximately $13,000 during the six months ended June 30, 2022 as compared to the quarter ended June 30, 2021. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business.

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

We anticipate that we will need $10,000,000 in operating capital to (i) complete product design and testing for RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA approval (we anticipate that the RetinalCamTM will not require FDA approval); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; and (iii) build the infrastructure for our sustained growth. We do not expect to generate any revenues from product sales unless and until we successfully complete development of RetinalGenixTM and RetinalCamTM and obtain regulatory approval for RetinalGenixTM. We will also require additional operating capital as a result of us operating as a public company, including for legal, accounting, investor relations, compliance and other expenses.

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

Cash Flow Activities for the six months ended June 30, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods presented:

	For The Six Months Ended
	June 30,
	2022	2021

Net cash used in operating activities	$(107,106)	$(663,726)
Net cash used in/provided by investing activities	-	-
Net cash provided by financing activities	102,186	662,765

Net decrease in cash	(4,920)	(961)
Cash at beginning of the period	4,947	2,219
Cash at end of the period	$27	$1,258

Operating Activities

Net cash used in operating activities was $107,106 for the six months ended June 30, 2022 and $663,726 for the six months ended June 30, 2021, the decrease driven by a reduction in salaries allocated from Sanovas to the Company and expenditures by third-party consultants and engineers on the prototype development. The cash flow used in operating activities in 2022 was driven by the net loss of $734,534 offset in part by non-cash stock-based compensation expense of $110,102 and an increase in accounts payable and accrued interest payable of $91,217. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $204,991 during the six months ended June 30, 2022, and we received $221,119 of net advances from Sanovas, for a net change in cash of $426,110.

The cash flow used in operating activities in 2021 was driven by the net loss of $1,218,533 offset in part by non-cash stock-based compensation expense of $197,816 and an increase in accounts payable and other current liabilities/assets of $48,437 for the six months ended June 30, 2021. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $86,920 during the six months ended June 30, 2021, and we paid $108,432 of net advances from Sanovas, for a net change in cash of $21,512.

In each of the years, 2019-2022, the Company has settled a portion of the amounts due to Sanovas through the issuance of common stock.

Investing Activities

There was no cash used in or provided by investing activities for the six months ended June 30, 2022 and March 31, 2021.

Financing Activities

Net cash provided by financing activities was $102,186 and $662,765 during the six months ended June 30, 2022 and March 31, 2021, respectively, attributable primarily to the sale of common stock in both periods, and advances from an officer of $41,686 in the six months ended June 30, 2022.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2022.

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

Changes in Internal Controls over Financial Reporting

As of the June 30, 2022, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

10.1	Exchange Agreement, dated May 9, 2022, with Sanovas Opthalmology, LLC (incorporated by reference to the Quarterly Report on Form 10-Q//A filed with the SEC on May 16, 2022 (File Number 333-258528)

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RETINALGENIX TECHNOLOGIES INC.

Date: August 19, 2022	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

