Form 10-Q
period 2022-09-30
RetinalGenix Technologies Inc.
filed 2022-11-17
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 16, 2022 was 17,272,116.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS
Current Assets
Cash	$3,632	$4,947
Total Current Assets	3,632	4,947
Equipment, net of accumulated depreciation of $25	282	-
TOTAL ASSETS	$3,914	$4,947
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	366,687	251,282
Due to Sanovas	561,870	142,721
Due to related parties	$79,534	$-
Shareholders’ notes payable	48,000	73,000
Accrued interest payable	6,799	2,619
Total Liabilities	1,062,890	469,622
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 16,685,746 shares issued and outstanding at September 30, 2022 and 14,221,814 shares issued and outstanding at December 31, 2021	1,724	1,423
Additional paid in capital	7,282,640	4,638,218
Accumulated deficit	(8,343,340)	(5,104,316)
Total Stockholders’ Deficit	(1,058,976)	(464,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,914	$4,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For The Three Months Ended		For The Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenues	$-	$-	$-	$-
Expenses:
General and administrative expenses	201,148	293,893	529,728	949,945
Research and development	198,504	200,899	491,436	565,564
Acquired in-process research and development	2,032,889	-	2,032,889	-
Stock-based compensation	70,689	55,051	180,791	252,867

Total Expenses	2,503,230	549,843	3,234,844	1,768,376

Interest expense	1,261	1,180	4,180	1,180

Net loss	$(2,504,491)	$(551,023)	$(3,239,044)	$(1,769,556)

Net loss per share - basic and diluted	$(0.15)	$(0.01)	$(0.21)	$(0.04)

Weighted average number of common shares outstanding during the period- basic and diluted	16,564,317	41,034,873	15,127,445	41,083,006

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Common Stock		Preferred Stock Series F		Subscription Receivable	Additional
	Shares	Par Value	Shares	Par Value	Preferred Stock	Paid-in Capital	Accumulated Deficit	Total

Balance as at December 31, 2021	14,221,814	$1,423	-	-	-	$4,638,218	$(5,104,316)	$(464,675)

Stock based compensation	-	-	-	-	-	55,051	-	55,051
Stock purchased by investors	60,500	61	-	-	-	60,439	-	60,500
Net loss	-	-	-	-	-	-	(375,199)	(375,199)

Balance as at March 31, 2022	14,282,314	1,484	-	-	-	4,753,708	(5,479,515)	(724,323)

Stock based compensation	-	-	-	-	-	55,051	-	55,051
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	353,432	35	-	-	-	353,397	-	353,432
Net loss	-	-	-	-	-	-	(359,335)	(359,335)

Balance as at June 30, 2022	14,635,746	1,519	-	-	-	5,162,156	(5,838,850)	(675,175)
Stock based compensation	-	-	-	-	-	70,689	-	70,689
Exercise of warrants and options	50,000	5				49,995		50,000
Issuance of shares upon acquisition of DNA/GPS	2,000,000	200				1,999,800		2,000,000
Net loss	-	-	-	-	-	-	(2,504,491)	(2,504,491)
Balance as at September 30, 2022	16,685,746	$1,724	-	-	-	$7,282,640	$(8,343,340)	$(1,058,976)

	Common Stock		Preferred Stock Series F		Subscription Receivable	Additional
	Shares	Par Value	Shares	Par Value	Preferred Stock	Paid-in Capital	Accumulated Deficit	Total
Balance as at December 31, 2020	40,678,323	$4,067	3,000,000	$300	$(300)	$2,840,599	$(2,925,022)	$(80,356)

Stock purchased by investors	398,097	40				398,057		398,097
Stock based compensation						111,487		111,487
Net loss							(683,681)	(683,681)

Balance as at March 31, 2021	41,076,420	4,107	3,000,000	300	(300)	3,350,143	(3,608,703)	(254,453)

Stock purchased by investors	263,376	27				263,349		263,376
Stock based compensation						86,329		86,329
Exercise of warrants	13,500	1				13,499		13,500
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	390,358	39				390,319		390,358
Net loss							(534,852)	(534,852)

Balance as at June 30, 2021	41,743,654	$4,174	3,000,000	$300	$(300)	$4,103,639	$(4,143,555)	$(35,742)
Stock purchased by investors	190,000	20				189,980		190,000
Stock based compensation						55,051		55,051
Deferred costs						(70,994)		(70,994)
Net loss							(551,023)	(551,023)

Balance as at September 30, 2021	41,933,654	$4,194	3,000,000	$300	$(300)	$4,277,676	$(4,694,578)	$(412,708)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Nine Months Ended
	September 30,
	2022	2021
Cash Flows From (Used In) Operating Activities
Net loss	$(3,239,044)	$(1,769,556)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash items:
Stock based compensation expense	180,791	252,867
Acquired In-process research and development through issuance of common stock	2,000,000	-
Depreciation expense	25	-
Expenses paid by Sanovas on behalf of Company, net	772,581	569,657
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	115,405	69,446
Increase in accrued interest	4,180	1,180
Total Adjustments	3,072,982	893,150
Net cash used in operating activities	(166,042)	(876,406)

Cash Flows (Used In) Investing Activities
Equipment purchase	(307)	-

Cash Flows From (Used In) Financing Activities
Proceeds from common stock sold, net of costs	60,500	824,265
Proceeds from exercise of warrants and options	25,000	13,500
Proceeds from shareholder notes	-	73,000
Advances from related parties	79,534	-
Net cash provided by financing activities	165,034	910,765
Net (decrease) increase in cash	(1,315)	34,359
Cash at beginning of period	4,947	2,219
Cash at end of period	$3,632	$36,578
Supplemental information:
Retirement of due to Sanovas through the issuance of common stock to Sanovas Ophthalmology LLC (Note C)	$353,432	$390,358
Offset of note payable -affiliates through the exercise of warrants	$25,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. At September 30, 2022, Sanovas Ophthalmology owned a majority of the outstanding stock of the Company. During the nine months ended September 30, 2022 and year ended December 31, 2021, substantially all of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

The Company was formed to develop technologies to diagnose and treat ophthalmic disorders. The Company sublicensed certain technology initially developed by Sanovas from Sanovas Ophthalmology – See Note C. Since 2018, the Company has been developing its screening device and home monitoring and physician alert system.

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

On July 5, 2022, RetinalGenix Technologies Inc. entered into Exchange Agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of the Company’s common stock. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to provide diagnoses of systemic and retinal diseases. The Company accounted for this transaction as an asset acquisition in the quarter ending September 30, 2022. The estimated fair value of the transaction was $2,000,000 plus legal fees associated with the transaction of $32,889 is recorded as acquired in-process research and development costs in the associated consolidated statement of operations.

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $8.3 million at September 30, 2022. In addition, as of September 30, 2022 and December 31 2021, we had liabilities of $1,062,890 and $469,622, respectively, the majority of which is with related parties. The Company has minimal cash at September 30, 2022 and remains dependent on Sanovas for much of its operations. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company commenced private offerings of shares of its common stock raising net proceeds of approximately $1,083,000 in the year ended December 31, 2021, and $60,500 in the nine months ended September 30, 2022 - See Note D. In February 2021, the Company entered into an agreement with an investment banker to raise funds for the Company which led to the private offering of shares mentioned above.

Sanovas has paid a significant portion of the Company’s operating expenses through September 2022, and was owed $561,870 as of September 30, 2022 by the Company. The Company also issued shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $390,358 in June 2021 and $353,432 in May 2022 (see Note C). The Company issued 586,370 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $586,370 on November 14, 2022 (see Notes C and I).

As of the date of this report, the Company does not have adequate resources to fund its operations through November 2023 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

1. Basis of Presentation

The Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 18, 2022 (the “2021 Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

As of September 30, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits At September 30, 2022 or December 31, 2021. The Company’s policy is to expense any penalties and interest associated with this topic. At September 30, 2022 and December 31, 2021, there were no amounts accrued for penalties and interest.

6. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the nine months ended September 30, 2022 and 2021, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the nine months ended September 30, 2022, include stock options to purchase 2,360,000 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 161,500 shares of common stock. Potentially dilutive securities not included in the computation of loss per share for the nine months ended September 30, 2021 included 3,000,000 shares of Series F preferred stock, stock options to purchase 1,882,500 shares of common stock, and warrants to purchase 212,500 shares of common stock. The shares of common stock potentially issuable to Diopsys upon the resolution of specified contingencies and exercise of stock options are also excluded from the loss per share calculation for the nine months ended September 30, 2021.

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

8. Research and Development costs:

Research and development costs are expensed as incurred. Costs incurred in obtaining technology licenses outside of business combinations are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

9. Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives (3 years) , once the asset is placed in service. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized in the statement of operations for the respective period.

The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount.

10. Recent Accounting Pronouncements:

The following pronouncement may have an impact on the accounting policies of the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to ASU 2019-10 the effective date for ASC 842 was deferred an additional year. The Company expects to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU for its 2022 financial period. The Company is currently evaluating these ASUs and their impact on its financial statements, but does not expect it will have a material effect on the consolidated financial statements.

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

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of salaries and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $106,000 and $391,000 in costs related to an officer and consultant to the Company in the nine months ending September 30, 2022 and 2021, respectively.

The following summarizes the transactions between the Company and Sanovas for the nine months ended September 30, 2022 and December 31, 2021:

	Nine months Ended
	September 30,	September 30,
	2022	2021

Balance due to (from) Sanovas – beginning of period	$142,721	$(15,069)

Costs paid by Sanovas on the Company’s behalf	79,290	34,510
Costs of Sanovas allocated to the Company	292,452	750,639
Proceeds from (repayment of) costs charged by Sanovas to the Company, net	400,839	(215,489)
Retirement of due to Sanovas through the issuance of shares to Sanovas Ophthalmology	(353,432)	(390,358)

Balance due to Sanovas - end of period	$561,870	$164,233

The Company also issued shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $390,358 in June 2021 and $353,432 in May 2022 (see Note I for subsequent share issuance).

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company shall pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement shall continue until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through September 30, 2022 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advances funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At September 30, 2022, the Company had received $79,534 pursuant to such advances.

Stockholders’ notes payable – See Note G

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

Common Stock

During 2019, the Company commenced a private offering of its shares of common stock at a purchase price of $1.00 per share. For the nine months ended September 30, 2022 and 2021, the Company sold an aggregate of 60,500 and 398,057 shares of its common stock, respectively.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

Preferred Stock

As of September 30, 2022, there were 3,000,000 shares of preferred stock designated as Series F preferred stock, none of which were outstanding.

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

In November 2019, the Company issued stock options to purchase up to 1,800,000 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest over a five year period and were unexercised At September 30, 2022 and December 31, 2021. The estimated aggregate fair value of the stock options was determined to be $1,101,028 using a Black Scholes model.

In the nine months ended September 30, 2021, the Company issued stock options to purchase up to 82,500 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest immediately and were unexercised at December 31, 2021. The estimated aggregate fair value of the stock options was determined to be approximately $63,900 using a Black Scholes model.

In August 2022, the Company issued stock options to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest over a three-year period and were unexercised At September 30, 2022. The estimated aggregate fair value of the stock options was determined to be $287,487 using a Black Scholes model.

The Company recognized approximately $171,000 and $253,000 of stock-based compensation expense during the nine months ended September 30, 2022 and 2021, respectively, related to stock options which is included in the accompanying statements of operations. As of September 30, 2022, there was approximately $734,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

At December 31, 2021, there were 5,117,500 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through September 30, 2022:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2020	1,800,000	1.00
Granted	82,500	1.00
Canceled	-	-
Exercised	-	-

Options outstanding – December 31, 2021	1,882,500	$1.00
Granted	502,500	1.00
Canceled	-	-
Exercised	(25,000)	1.00

Options outstanding – September 30, 2022	2,360,000	$1.00

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of September 30, 2022 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2022	Number Exercisable at December 31, 2021
$1.00	2,360,000	3.5 Years	1,072,778	525,000

The fair value of each option grant was estimated on the date of grant to be $0.53 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2021:

Risk-free interest rates	1.2% - 2.42%
Expected life in years	5.0
Expected volatility	73.1%
Expected dividend yield	0%
Fair value common stock	$1.00

The fair value of each option grant was estimated on the date of grant to be $0.56 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2022:

Risk-free interest rates	2.19%
Expected life in years	3.5
Expected volatility	80%
Expected dividend yield	0%
Fair value common stock	$1.00

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

The risk-free interest rate assumption is determined using the yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Management has estimated expected volatility based on similar comparable industry sector averages. Expected life of the option represents the period of time options are expected to be outstanding. The estimate for dividend yield is 0% because the Company has not historically paid, and does not intend to pay a dividend on its common stock in the foreseeable future. The Company recognized stock-based compensation expense of approximately $75,000 and $0 in the nine months ended September 30, 2021 and 2022, respectively. At December 31, 2021 and September 30, 2022, there is no remaining compensation expense to be recognized.

The following table summarizes warrant activity through September 30, 2022 (there was no activity for the nine months ended September 30, 2022):

	Warrants Issued	Weighted- Average Exercise Price

Warrants outstanding – December 31, 2020	62,500	$1.00
Granted	150,000	1.10
Canceled	-	-
Exercised	(13,500)	1.00

Warrants outstanding – December 31, 2021	199,000	$1.07

Granted	-	-
Canceled	(12,500)	1.00
Exercised	(25,000)	1.00

Warrants outstanding – September 30, 2022	161,500	$1.09

Additional information regarding the warrants outstanding as of September 30, 2022 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.00	11,500	.7 Years	11,500
$1.10	150,000	5.7 Years	150,000

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

NOTE G – NOTES PAYABLE – Shareholder’s

During 2021, the Company borrowed an aggregate of $73,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company accrued interest expense of $4,180 and $1,180 for the nine months ended September 30, 2022 and 2021, respectively. During the three months ended September 30, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company.

NOTE H - CONTINGENCY

The Company received a claim against it relating to a former indirect vendor. The Company believes the claim is without merit and intends to vigorously defend itself. The Company does not believe the claim would have a material impact on the financial condition of the Company.

NOTE I - SUBSEQUENT EVENTS

Subsequent events were reviewed through November 15, 2022, the date these financial statements were available for issuance. The Company issued 586,370 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $586,370 on November 14, 2022 (see Note C).

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

We have been issuing shares of our common stock pursuant to a private placement raising approximately $3.0 million from the sale of 3,010,000 shares of common stock from 2019 through December 31, 2021. An additional 60,500 shares were sold in January 2022 pursuant to this private placement. In October 2021, the registration statement on Form S-1 (the “Registration Statement”) that we filed with the SEC pursuant to which we registered for resale shares of common stock, including shares of common stock issuable upon exercise of outstanding options and warrants was declared effective. No funds were raised by the Company pursuant to the Registration Statement.

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

On July 5, 2022, RetinalGenix Technologies Inc. (the “Company”) entered into Exchange Agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of the Company’s common stock (the “Shares”). The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to provide diagnoses of systemic and retinal diseases. The Company accounted for this transaction as an asset acquisition in the quarter ending September 30, 2022, and recorded the estimated purchase consideration and related expenses as in process research and development in the accompanying consolidated statement of operations..

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

Results of Operations

Comparison of the nine months ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations for the nine months ended September 30, 2022 and 2021.

	For The Nine months Ended
	September 30,
	2022	2021	Change	% Change

Revenues	$-	$-
Expenses
General and Administrative Expenses	529,728	949,945	(420,217)	(44)%
Research and Development	491,436	565,564	(74,128)	(13)%
Acquired In-process research and development	2,032,889	-	2,032,889	100%
Stock-based compensation	180,791	252,867	(72,076)	(29)%

Total Expenses	3,234,844	1,768,376	1,466,467	83%

Interest expense	4,180	1,180	3,000	100%

Net Loss	$(3,239,024)	$(1,769,556)	(1,469,467)	83%

Revenues

We did not recognize revenues for the nine months ended September 30, 2022 and 2021.

Research and Development Expenses

	For the nine months ended
	September 30,
	2022	2021

Direct costs	$479,936	$547,734
Allocated costs from Sanovas	11,500	17,830
Total Research and Development expenses	$491,436	$565,564

Research and development expenses decreased by $74,128, or 13%, to $491,436 for the nine months ended September 30, 2022 from $565,564 for the nine months ended September 30, 2021. The decrease was primarily the result of a decrease in prototype related expense, engineering and technology consultants, and pilot manufacturing due to delay in delivery of parts.

Stock Based Compensation Expenses

Stock-based compensation expenses decreased by $72,076, or 29%, to $180,791 for the nine months ended September 30, 2022 from $252,867 for the nine months ended September 30, 2021. The decrease was primarily due to the recognition of expense for fully vested warrants issued in the first quarter of 2021.

General and Administrative Expenses

	For the nine months ended
	September 30,
	2022	2021

Direct costs	$184,543	$217,135
Allocated costs from Sanovas	345,185	732,810
Total general and administrative expenses	$529,728	$949,945

Administrative expenses decreased by $420,217 or 44%, to $529,728 for the nine months ended September 30, 2022 from $949,945 for the nine months ended September 30, 2021. The Company has no full-time employees. The decrease in administrative expenses was primarily due to a decrease in compensation allocated to the Company from Sanovas from $620,000 to $223,000 during the nine months ended September 30, 2022 and 2021, respectively due to a total lower quantity of Sanovas employees in total and an increase in Sanovas staff working on other projects. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business. Other administrative expenses were lower due to a lack of funding. This decrease was offset by increases corporate professional fees of approximately $43,000 during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

Acquired in-process research and development

Acquired in-process research and development presents the estimated fair value of the acquired technology held by GPS/DNA when we acquired that company in July 2022. The transaction met the screen test as an asset acquisition for accounting purposes. The estimated fair value of the transaction ($2 million) plus direct costs to complete the transaction of $32,889 are classified within this account in the statement of operations.

Comparison of the three months ended September 30, 2022 and 2021

The following table sets forth key components of our results of operations for the three months ended September 30, 2022 and 2021.

	For The Three Months Ended
	September 30,
	2022	2021	Change	% Change

Revenues	$-	$-
Expenses
General and Administrative Expenses	201,148	293,893	(92,745)	(32)%
Research and Development	198,504	200,899	(2,395)	(1)%
Acquired In process Research and Development	2,032,889	-	2.032,889	100%
Stock-based compensation	70,689	55,051	15,638	28%

Total Expenses	2,503,230	549,843	1,953,386	355%

Interest expense	1,261	1,180	81	7%

Net Loss	$(2,504,491)	$(551,023)	(1,953,467)	355%

Revenues

We did not recognize revenues for the three months ending September 30, 2022 and 2021.

Research and Development Expenses

	For the three months ended
	September 30,
	2022	2021

Direct costs	$198,504	$200,899
Allocated costs from Sanovas	-	$-
Total Research and Development expenses	$198,504	$200,899

Research and development expenses decreased by $2,395 or 9%, to $198,504 for the three months ended September 30, 2022 from $200,899 for the three months ended September 30, 2021.

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $15,638, or 28%, to $70,689 for the three months ended September 30, 2022 from $55,051 for the three months ended September 30, 2021. The increase was primarily due to the recognition of expense for options issued in the third quarter of 2022.

General and administrative Expenses

	For the three months ended
	September 30,
	2022	2021

Direct costs	$49,454	$64,902
Allocated costs from Sanovas	151,694	228,991
Total general and administrative expenses	$201,148	$293,893

Administrative expenses decreased by $92,745, or 32%, to $201,148 for the three months ended September 30, 2022 from $293,893 for the three months ended September 30, 2021. The Company has no full-time employees. The decrease in administrative expenses was primarily due to a total lower quantity of Sanovas employees and a decrease in compensation allocated to the Company from Sanovas from $197,000 to $124,000 during the three months ended September 30, 2022 and 2021, respectively. Overall administrative expenses also decreased due to a lack of available funding. There was also a decrease in professional fees of approximately $11,000 during the nine months ended September 30, 2022 as compared to the quarter ended September 30, 2021. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business.

Acquired in-process research and development

Acquired in-process research and development presents the estimated fair value of the acquired technology held by GPS/DNA when we acquired that company in July 2022. The transaction met the screen test as an asset acquisition for accounting purposes. The estimated fair value of the transaction ($2 million) plus direct costs to complete the transaction of $32,889 are classified within this account in the statement of operations.

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

Cash Flow Activities for the nine months ended September 30, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods presented:

	For The Nine months Ended
	September 30,
	2022	2021

Net cash used in operating activities	$(166,042)	$(876,406)
Net cash used in/provided by investing activities	(307)	-
Net cash provided by financing activities	165,034	910,765

Net increase (decrease) in cash	(1,315)	34,359
Cash at beginning of the period	4,947	2,219
Cash at end of the period	$3,632	$36,578

Operating Activities

Net cash used in operating activities was $166,042 for the nine months ended September 30, 2022 and $876,406 for the nine months ended September 30, 2021, the decrease driven by a reduction in salaries allocated from Sanovas to the Company and expenditures by third-party consultants and engineers on the prototype development due to a lack of funding. The cash flow used in operating activities in 2022 was driven by the net loss of $3,239,024 offset in part by non-cash expenses of $2,180,816 and an increase in accounts payable and accrued interest payable of $119,585. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $371,742 during the nine months ended September 30, 2022, and we received $400,839 of net advances from Sanovas, for a net change in cash of $772,581.

The cash flow used in operating activities in 2021 was driven by the net loss of $1,769,556 offset in part by non-cash stock-based compensation expense of $252,867 and an increase in accounts payable and other current liabilities/assets of $70,626 for the nine months ended September 30, 2021. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $785,149 during the nine months ended September 30, 2021, and we paid $215,486 of net advances from Sanovas, for a net change in cash of $569,657.

In each of the years, 2019-2022, the Company has settled a portion of the amounts due to Sanovas through the issuance of common stock. The Company issued 586,370 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $586,370 on November 14, 2022 (see Note C).

Investing Activities

There was no cash used in or provided by investing activities for the nine months ended September 30, 2022 and 2021, except an equipment purchase in third quarter of 2022.

Financing Activities

Net cash provided by financing activities was $165,034 and $910,765 during the nine months ended September 30, 2022 and 2021, respectively, attributable primarily to the sale of common stock and proceeds from shareholder loans in the 2021 period, and advances from an officer of $54,534, proceeds from the exercise of options and warrants and the sale of common stock of $110,500 in the nine months ended September 30, 2022.

Critical Accounting Estimates

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

Recently Issued and Adopted Accounting Standards

The following pronouncement may have an impact on the accounting policies of the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to ASU 2019-10 the effective date for ASC 842 was deferred an additional year. The Company expects to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU for its 2022 financial period. The Company is currently evaluating these ASUs and their impact on its consolidated financial statements, but does not expect it to have a significant impact on its financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether the implementation of such proposed standards would be material to the financial statements of the Company.

JOBS Act

We are an “emerging growth company,” as defined in Section 2(a) the Securities Act, as modified by the JOBS Act. For as long as we continue to be an emerging growth company, we also intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.325 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2022.

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

Changes in Internal Controls over Financial Reporting

As of the September 30, 2022 , there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the year ended December 31, 2021 and December 31, 2020, were $2,179,294 and $2,077,993, respectively, and our accumulated deficit as of December 31, 2021 and December 31, 2020 was $5,104,316 and $2,925,022, respectively. Our net losses for the nine months ended September 30, 2022 and 2021, were $3,329,024 and $1,769,556, respectively, and our accumulated deficit as of September 30, 2022 was $8,343,340. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2022, we had cash of $3,632. In addition, as of September 30, 2022 and December 31 2021, we had liabilities of $1,062.890 and $469,622, respectively. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2021 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over actions requiring stockholder approval.

As of November 16, 2022, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 83% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of September 30, 2022 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as previously reported in prior filings with the Securities and Exchange Commission and as reported below, there were no sales of unregistered securities for the three-month ended September 30, 2022.

During the quarter ended September 30, 2022, an option and a warrant to purchase an aggregate of 50,000 shares of common stock was exercised upon the payment of $50,000. The shares were issued in reliance upon an exemption provided by Section 4(a)(2) of the Securities Act promulgated thereunder for the offer and sale of securities not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RETINALGENIX TECHNOLOGIES INC.

Date: November 17, 2022	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

