Form 10-K
period 2022-12-31
RetinalGenix Technologies Inc.
filed 2023-03-31
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-258528

RETINALGENIX TECHNOLOGIES INC.

(Exact name of registrant as specified in charter)

Delaware	82-3936890
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

1450 North McDowell Boulevard, Suite 150, Petaluma, CA	94954
(Address of principal executive offices)	(Zip code)

(415) 578-9583

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $13,659,720 (based upon the closing sale price of the registrant’s common stock reported on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

Number of shares of common stock outstanding as of March 31, 2023 was 17,272,116.

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

The foregoing list sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to in this Annual Report on Form 10-K could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements. Further, any forward-looking statement speaks only as of the date on which it is made, and except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

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

Risk Related to our Financial Position and Need for Capital

●	We have generated no revenue from commercial sales and our future profitability is uncertain.
●	If we fail to obtain the capital necessary to fund our operations.
●	Raising additional capital may cause dilution to our existing stockholders.
●	There is substantial doubt about our ability to continue as a going concern.
●	We have incurred net losses every year and expect to continue to incur increased expenses.

Risk Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	Our revenues from sales of our products will be dependent upon pricing and reimbursement guidelines.
●	We will depend upon our suppliers to provide the components we require.
●	Our commercial and financial success depends on our products being accepted in the market.
●	We may face substantial competition in the future.
●	Product liability lawsuits against us could cause us to incur substantial liabilities.
●	We are dependent on information technology systems.
●	If the quality or delivery of our products does not meet our customers’ expectations, our reputation could suffer and ultimately our sales and operating earnings could be negatively impacted.
●	Failure to comply with data privacy and security laws could have a material adverse effect on us
●	We may not be successful in hiring and retaining key employees, including executive officers.
●	Our management overlaps substantially with the management and our principal stockholder.
●	We may acquire other businesses that could negatively affect our operating results and dilute our stockholders’ ownership.
●	Our failure to accurately forecast demand for our products could result in additional costs.
●	If our facilities were to experience catastrophic loss, our operations would be seriously harmed.
●	Changes in general economic conditions and geopolitical and other conditions may adversely impact our business and operating results.
●	We will be dependent upon third parties for the distribution of our products.
●	Our board of directors rescinded the 3,000,000 shares of Series F Preferred Stock issued to Halo Management LLC (“Halo”) and Halo may dispute such decision.

Risk Related to our Intellectual Property Rights

●	Our intellectual property may not be sufficient to protect our products from competition.
●	We may become involved in future lawsuits to protect or enforce our patents.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
●	We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

Risks Relating to Government Regulations

●	Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our products in the U.S., which could severely harm our business.
●	Our promotional practices will be subject to extensive government scrutiny.
●	Legislative or regulatory reform of the health care system in the U.S. may adversely impact our business.
●	We are subject to stringent domestic and foreign medical device regulations.

●	We will also be subject to stringent government regulation in foreign countries.
●	Failure by us or our distributors to comply with foreign regulations applicable to the products we design, manufacture, install or distribute could expose us to enforcement actions or other adverse consequences.
●	We will be subject to ongoing requirements and inspections.
●	We could be subject to substantial fines or damages and possible exclusion from participation in federal or state health care programs if we fail to comply with the laws and regulations applicable to our business.
●	If we fail to develop and successfully introduce new products our operating results may suffer.

Risks Related to Owning our Securities

●	Our stock price may be volatile.
●	Future sales and issuances of our securities could result in additional dilution.
●	We have never paid cash dividends and have no plans to pay cash dividends in the future.
●	The “penny stock” rules of the SEC makes transactions in our stock cumbersome.
●	Certain of our stockholders control a significant number of shares of our common stock.
●	We have availed ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
●	Our First Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and our Bylaws (the “Bylaws”) and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.
●	Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming.
●	Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.
●	Our Certificate of Incorporation and Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

ITEM 1. BUSINESS

Overview

We are an ophthalmic research and development company focused on developing technologies to screen, monitor, diagnose and treat ocular, optical, and sight-threatening disorders. Our mission is to prevent vision loss and blindness due to diabetic retinopathy and maculopathy through early detection from use of two devices: (1) Retinal Imaging Screening Device (RetinalGenixTM), being designed as a portable, high resolution retinal imaging Diabetic screening system providing a 200-degree field of view without requiring pupil dilation; and (2) RetinalCamTM, being designed as a high resolution home monitoring retinal imaging device and physician alert system offering real-time communication with physicians available 24/7. RetinalCamTM, is anticipated to have the capability to be used by patients in a variety of locations including at home, primary care centers, emergency rooms and telehealth centers and nursing homes, at a more efficient cost that is expected to be lower than that of a CT scan and an MRI. Initially, our primary focus was on designing the RetinalGenixTM) high resolution retinal imaging system for Diabetic screening, however, due to the cost for such development, including the additional resources, personnel and equipment that will be required in order to obtain Food and Drug Administration (“FDA”) regulatory approval for commercialization of RetinalGenixTM,) we have shifted our focus to development of the RetinalcamTM high resolution retinal imaging, home monitoring device and alert system. Currently, the majority of our design development team is focused on the development of the RetinalcamTM which does not require FDA approval for its commercialization. We have also recently acquired a pharmacogenetic mapping technology that is expected to have the ability to screen, monitor, and provide data to profile, trend and create diagnostic markers for systemic and retinal disorders i.e., cardiovascular, Alzheimers, Parkinsonism and other diseases. The markers and data analysis are expected to be rapid and cost effective and should eliminate expensive diagnostic equipment such as MRIs and CT scanning in many cases. The results are confidential to the patient and anonymous for any third party without permission of the patient.

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing partners. We do not have any products developed on a commercial scale or approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of common stock.

We anticipate that we will need an additional $12,000,000 to (i) complete product design and testing for the RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for U.S. Food and Drug Administration (“FDA”) clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology (which we anticipate will require approximately $2,000,000); and (iii) build the infrastructure for our sustained growth. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

We do not expect to generate any revenues from product sales unless and until we either successfully complete development of RetinalCamTM, or we successfully obtain regulatory clearance for RetinalGenixTM. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, strategic partnerships, collaborations and licensing arrangements or other capital sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates.

We have been issuing shares of our common stock pursuant to a private placement raising approximately $3.0 million from the sale of 3,010,000 shares of common stock from 2019 through December 31, 2021. An additional 60,500 shares were sold in January 2022 pursuant to this private placement. In October 2021, the registration statement on Form S-1 (the “Registration Statement”) that we filed with the Securities and Exchange Commission (“SEC”) pursuant to which we registered for resale shares of common stock, including shares of common stock sold in the offering and shares of common stock issuable upon exercise of outstanding options and warrants was declared effective. No funds were raised by the Company pursuant to the Registration Statement.

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

Our acquisition of DNA/GPS Inc.

On July 5, 2022, we entered into an exchange agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which we acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of our common stock (the “Shares”). The acquisition of DNA/GPS allows us to combine DNA/GPS’ genetic mapping capabilities with our high resolution retinal imaging. The combined technology should have the ability to screen, monitor, and provide data to profile, trend and create diagnostic markers for systemic and retinal disorders i.e., cardiovascular, Alzheimer’s, Parkinsonism etc. The markers and data analysis are expected to be rapid and cost effective and should eliminate expensive diagnostic equipment such as MRI, CT scanning etc. in many cases. Dr. Perich joined our advisory board upon consummation of the acquisition. Upon acquiring DNA/GPS, we acquired the right to their platform technology that has the ability to screen, monitor, and provide data to profile, trend and create diagnostic markers for systemic and retinal disorders i.e., cardiovascular, Alzheimer’s, Parkinsonism and other diseases. This platform, if it received regulatory approval may offer an opportunity to bring testing away from laboratories and hospitals into primary care centers where it could be handled at reasonable prices. Since many manifestations of diseases are often seen in the eye, we believe it is possible to observe correlations between damage in the eye and kidney disease, high blood pressure and heart problems.

Basis of presentation:

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) including all pronouncements of the SEC applicable to annual financial statements.

Recent Developments

None

Market Opportunity

Our devices are being designed initially to detect the earliest stages of diabetic retinopathy to prevent blindness. Diabetic Retinopathy (“DR”) happens when too much blood sugar (glucose) associated with diabetes damages the blood vessels in the retina. As a result, the retina does not get enough oxygen and nutrients, and blood vessels can leak blood into the retina. According to the Mayo Clinic, DR is the leading cause of new cases of blindness in people 20 to 74 years of age in the United States. According to the Centers for Disease Control and Prevention (“CDC”) 2022 National Diabetes Statistics Report, more than 130 million adults are living with diabetes or prediabetes in the United States. The American Diabetes Association reports that diabetic retinopathy is the most common diabetic eye disease and a leading cause of blindness in American adults. The number of individuals with diabetic retinopathy is predicted to increase by nearly 50% (it’s actually 47.7%) to over 11 million people by 2030. According to the CDC, 34.2 million patients in the U.S. have diabetic maculopathy with 26.9 million diagnosed and 7.3 million undiagnosed. In addition, 88 million adult Americans are pre-diabetics of which 84%, or 74 million, are undiagnosed. Diabetic maculopathy effects 500 million patients globally.

Competition

The ophthalmic medical technology industries utilize rapidly advancing technologies and are characterized by intense competition. There is a strong emphasis on intellectual property and proprietary products. We face competition from different sources including ophthalmic medical technology companies, academic institutions, government agencies, and public and private research institutions. For example, we face competition from Optomed plc. (“Optomed”), Optos plc (“Optos”) and Zeiss with respect to our RetinalGeniXTM Imaging System. Optos has developed and is currently globally marketing a wide screen imaging system that has a 200-degree field of view that screens for diabetic retinopathy, and Optomed has developed and is currently globally marketing a wide screen imaging system that has a 150 degree field of view that screens for diabetic retinopathy. Zeiss has developed and is currently globally marketing a wide screen imaging system that has a 200-degree field of view that screens for diabetic retinopathy. Although we face competition with respect to our RetinalGeniXTM Imaging System, we do not believe we face competition with respect to our RetinalCamTM.

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

Sublicense Agreement with Sanovas Ophthalmology LLC

On June 24, 2021, we entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology LLC (“Sanovas Ophthalmology”), a company for which our Chief Executive Officer is also the managing member, pursuant to which Sanovas Ophthalmology granted us an exclusive worldwide (“Territory”) license to certain intellectual property, including six patents, two patent applications, and two trademark applications, licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. The Licensed IP which has been issued by the USPTO and relates to methods of use and systems expires on dates ranging from September 2034 to December 2034, and the Licensed IP which is still pending before the USPTO also relates to methods of use and systems. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined herein) of a licensed patent in such country (the “Royalty End Date”), we shall pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. “Valid Claim” means an issued, unexpired patent claim contained in a licensed patent as long as the claim has not been admitted by Sanovas Intellectual Property, LLC, the owner of the Licensed IP, or otherwise caused to be invalid or unenforceable through reissue, disclaimer or otherwise, or held invalid or unenforceable by a tribunal or governmental agency of competent jurisdiction from whose judgment no appeal is allowed or timely taken. The Sublicense Agreement shall continue until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured, and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, we may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology.

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

United States Regulations

In the U.S., medical devices are subject to regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations. The FDCA and regulations govern, among other things, the design, manufacture, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution and import and export of medical devices. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative and judicial sanctions, such as FDA refusal to grant requests for 510(k) clearance, de novo classification, or premarket approval of new products or modified products, issuance of warning letters or untitled letters, mandatory product recalls, import detentions, civil monetary penalties, and/or judicial sanctions, such as product seizures, injunctions, and criminal prosecution.

The FDCA classifies medical devices into one of three categories based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Class I devices are deemed to be low risk and are subject only to the general regulatory controls. Class II devices are moderate risk. They are subject to general controls and may also be subject to special controls. Class III devices are generally the highest risk devices. They are required to obtain premarket approval and comply with post-market conditions of approval in addition to general regulatory controls.

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

If the RetinalGeniXTM were to be classified as a Class II medical device, such classification would require us to submit a premarket notification submission to FDA prior to marketing. We anticipate the submission will require clinical evidence of safety and efficacy, generated through a regulated, randomized clinical trial or field evaluation. FDA clearance for ophthalmological devices usually require about 170 days.

We intend to launch RetinalCamTM in the fall of 2023 and we intend to apply for 510(k) clearance for RetinalGenixTM in 2024.

FDA Pre-Market Authorization and Notification

Under FDA regulations, all devices, including Class I devices, are subject to general controls, which are the basic authorities of the Medical Device Amendments that provide the FDA with the means of regulating devices to ensure their safety and effectiveness (e.g., labeling, facility registration and device listing and adherence to Quality System Regulation (“QSR”) requirements). For Class III devices, a pre-market approval (“PMA”) application will be required unless the device is a pre-amendment device (on the market prior to the passage of the medical device amendments in 1976, or substantially equivalent to such a device) or is exempted from submission of a PMA. In that case, a 510(k) will be the route to market. A 510(k) clearance will be granted if the submitted information establishes that the proposed device is substantially equivalent to a legally marketed Class I or II medical device, or to a Class III medical device for which the FDA has not required a PMA. The FDA may determine that a proposed device is not substantially equivalent to a legally marketed device or that additional information or data are needed before a substantial equivalence determination can be made. A request for additional data may require that clinical studies of the device’s safety and efficacy be performed.

While most Class I and some Class II devices may be marketed without prior FDA authorization, most other medical devices can be legally sold within the U.S. only if the FDA has: (i) approved a PMA prior to marketing, generally applicable to most Class III devices; (ii) cleared the device in response to a premarket notification, or 510(k) submission, generally applicable to Class I and II devices; or (iii) authorized the device to be marketed through the de novo classification process, generally applicable for novel Class I or II devices. PMA applications, 510(k) premarket notifications, and de novo requests require payment of substantial user fees that are modified each fiscal year.

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

Any products manufactured or distributed by us are subject to pervasive and continuing regulation by the FDA, including record keeping requirements and reporting of adverse experiences with the use of the device. Device manufacturers are required to register their establishments and list their devices with the FDA and certain state agencies, and are subject to periodic inspections by the FDA and certain state agencies. The FDCA requires devices to be manufactured to comply with applicable QSR regulations which impose certain procedural and documentation requirements upon us with respect to design, development, manufacturing and quality assurance activities. The FDA enforces its requirements by market surveillance and periodic visits, both announced and unannounced, to inspect or re-inspect equipment, facilities, laboratories and processes to confirm regulatory compliance. These inspections may include the manufacturing facilities of subcontractors. Following an inspection, the FDA may issue a report, known as a Form 483, listing instances where the manufacturer has failed to comply with applicable regulations and/or procedures or, if observed violations are sufficiently severe and urgent, a warning letter. If the manufacturer does not adequately respond to a Form 483 or warning letter, the FDA make take enforcement action against the manufacturer or impose other sanctions or consequences.

We are subject to unannounced inspections by the FDA and the Food and Drug Branch of the California Department of Public Health to determine our compliance with the QSR and other regulations, and these inspections may include the manufacturing facilities of our subcontractors.

510(k) Premarket Notification Pathway

Product marketing in the U.S. for most Class II and a limited number of Class I devices typically follows the 510(k) premarket notification pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a legally marketed device, referred to as the “predicate device.” A predicate device may be a previously 510(k)-cleared device placed in Class I or Class II via a finding of substantial equivalence to a lawfully marketed Class I or Class II device, or a Class III device that was in commercial distribution before May 28, 1976 and for which the FDA has not yet called for PMA applications, or a product previously placed in Class I or Class II through the de novo classification process. A finding of “substantial equivalence” means the FDA must conclude that the proposed device has the same intended use as a predicate device, and it either has the same technological characteristics, or it has different technological characteristics but submitted information (potentially including clinical data) shows it is as safe and effective and does not raise different questions of safety and effectiveness as compared to the predicate device.

The FDA has a user fee goal to apply no more than 90 calendar review days to 510(k) submissions. During the process, the FDA may issue an Additional Information request, which stops the clock. The applicant has no more than 180 days to respond (after which the submission is automatically terminated). Therefore, the total review time could be up to a maximum of 270 days.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval or de novo classification. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance for the modified device, the agency may retroactively require the manufacturer to seek 510(k) clearance, de novo classification, or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained.

Post-market Requirements

After a device is placed on the market, numerous general regulatory controls apply. These include: the QSR, labeling regulations, the medical device reporting regulations (which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur), and reports of corrections and removals regulations (which require manufacturers to report recalls or removals and field corrections to the FDA if initiated to reduce a risk to health posed by the device or to remedy a violation of the FDCA). Failure to properly identify reportable events or to file timely reports, as well as failure to address each of the observations to FDA’s satisfaction, can subject a manufacturer to warning letters, recalls, or other sanctions and penalties.

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

Advertising, marketing and promotional activities for devices are also subject to FDA oversight and must comply with the statutory standards of the FDCA, and the FDA’s implementing regulations. The FDA’s oversight authority review of marketing and promotional activities encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, promotional programming and promotional activities involving electronic media. The FDA also regulates industry-sponsored scientific and educational activities that make representations regarding product safety or efficacy in a promotional context.

Manufacturers of medical devices are permitted to promote products solely for the uses and indications set forth in the approved or cleared product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses (i.e., uses that are not described in the approved or cleared labeling), including actions alleging that claims submitted to government healthcare programs for reimbursement of products that were promoted for “off-label” uses are fraudulent in violation of the Federal False Claims Act or other federal and state statutes and that the submission of those claims was caused by off-label promotion. The failure to comply with prohibitions on “off-label” promotion can result in significant monetary penalties, revocation or suspension of a company’s business license, suspension of sales of certain products, product recalls, civil or criminal sanctions, exclusion from participating in federal healthcare programs, or other enforcement actions. In the United States, allegations of such wrongful conduct could also result in a corporate integrity agreement with the U.S. government that imposes significant administrative obligations and costs.

Violations of the FDCA relating to the inappropriate promotion of approved products may lead to investigations alleging violations of federal and state healthcare fraud and abuse and other laws, as well as state consumer protection laws.

For a Class II or Class III device meeting certain requirements, the FDA also may require post-market surveillance requirements. Additionally, the FDA may place conditions on a PMA-approved device that could restrict the distribution or use of the product. In addition, all classes of devices must comply with quality-control, manufacture, packaging, and labeling procedures under the QSR, and manufacturers are subject to periodic inspections by the FDA for compliance. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality control to maintain compliance with the QSR. The FDA may withdraw product approvals or recommend or require product recalls if a company fails to comply with regulatory requirements.

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

Other Healthcare Laws

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain general business and marketing practices in the pharmaceutical industry. These laws include anti-kickback, false claims, transparency and health information privacy laws and other healthcare laws and regulations.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce, or in return for, purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid, or other federally financed healthcare programs. The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) amended the intent element of the federal Anti-Kickback Statute so that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to commit a violation. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers, among others, on the other. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. Additionally, the ACA amended the federal Anti-Kickback Statute such that a violation of that statute can serve as a basis for liability under the federal civil False Claims Act. Federal civil and criminal false claims laws, including the federal civil False Claims Act, prohibit any person or entity from knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. This includes claims made to programs where the federal government reimburses, such as Medicare and Medicaid, as well as programs where the federal government is a direct purchaser, such as when it purchases off the Federal Supply Schedule. Pharmaceutical and medical device companies have been prosecuted under these laws for, among other things, allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws. Most states also have statutes or regulations similar to the federal Anti-Kickback Statute and civil False Claims Act, which apply to items and services reimbursed under Medicaid and other state programs, or, in several states, apply regardless of the payor.

Other federal statutes pertaining to healthcare fraud and abuse include the Civil Monetary Penalties Law statute, which prohibits, among other things, the offer or payment of remuneration to a Medicaid or Medicare beneficiary that the offeror or payor knows or should know is likely to influence the beneficiary to order or receive a reimbursable item or service from a particular supplier, and the additional federal criminal statutes created by HIPAA, which prohibit, among other things, knowingly and willfully executing or attempting to execute a scheme to defraud any healthcare benefit program or obtain by means of false or fraudulent pretenses, representations or promises any money or property owned by or under the control of any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services.

Further, pursuant to the ACA, CMS issued a final rule that requires certain manufacturers of prescription drugs to collect and annually report information on certain payments or transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other health care professionals (such as physicians assistants and nurse practitioners) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. The reported data are made available in searchable form on a public website on an annual basis. Failure to submit required information may result in civil monetary penalties.

Analogous state and foreign anti-kickback and false claims laws that may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non- governmental third-party payors, including private insurers, or that apply regardless of payor. In addition, several states now require prescription drug companies to report certain expenses relating to the marketing and promotion of drug products and to report gifts and payments to individual healthcare practitioners in these states. Other states prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals. Further, certain states require the posting of information relating to clinical trials and their outcomes. In addition, certain states require medical device companies to implement compliance programs and/or marketing codes.

Privacy and Data Protection Laws

Data privacy and security regulations by both the federal government and the states in which business is conducted may also be applicable. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, imposes requirements relating to the privacy, security and transmission of individually identifiable health information. HIPAA requires covered entities to limit the use and disclosure of protected health information to specifically authorized situations and requires covered entities to implement security measures to protect health information that they maintain in electronic form. Among other things, HITECH made HIPAA’s security standards directly applicable to business associates, independent contractors or agents of covered entities that receive or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also created four new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

In addition, state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information, and such laws may differ from each other, all of which may complicate compliance efforts. For example, the CCPA, which increases privacy rights for California residents and imposes obligations on companies that process their personal information, came into effect on January 1, 2020. Among other things, the CCPA requires covered companies to provide new disclosures to California consumers about their data collection, use and sharing practices and provide such consumers new data protection and privacy rights, including the ability to opt out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation. On November 3, 2020, California voters approved a new privacy law, the CPRA, which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. State laws are changing rapidly and there is discussion in the U.S. of a new comprehensive federal data privacy law.

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, have been focused on cost containment in the healthcare system and could result in reductions in coverage and levels of reimbursement for healthcare products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Department of Health and Human Services (“HHS”) plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. The law will also, beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

Employees-Human Capital

As of March 31, 2023, we had no employees. We utilize certain Sanovas’ personnel for our business, and are allocated the proportion of payroll costs applicable to such usage from Sanovas.

Our Corporate Information

We were incorporated in Delaware on November 17, 2017. Our principal executive offices are located at 1450 North McDowell Boulevard, Suite 150, Petaluma, California 94954 and our telephone number is (415) 578-9583. Our website address is www.retinalgenix.com. The information contained on our website is not incorporated by reference into this prospectus, and you should not consider any information contained on, or that can be accessed through, our website as part of this prospectus or in deciding whether to purchase our securities.

Available Information

Our website address is www.retinalgenix.com. The contents of, or information accessible through, our website are not part of this Annual Report on Form 10-K, and our website address is included in this document as an inactive textual reference only. We make our filings with the SEC, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, available free of charge on our website as soon as reasonably practicable after we file such reports with, or furnish such reports to, the SEC. The public may read and copy the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. The information contained in the SEC’s website is not intended to be a part of this filing.

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

Risk Related to our Financial Position and Need for Capital

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the year ended December 31, 2022 and December 31, 2021, were $3,913,990 and $2,179,294, respectively, and our accumulated deficit as of December 31, 2022 and December 31, 2021 was $9,018,306 and $5,104,316, respectively. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our products and we cannot provide any assurances that any revenues they may generate in the future will be sufficient to fund our ongoing operations. We believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our products. We anticipate that we will need an additional $12,000,000 to (i) complete product design and testing for the RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology (which we anticipate will require approximately $2,000,000); and (iii) build the infrastructure for our sustained growth.

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

As of December 31, 2022 and December 31, 2021, we had cash of $38 and $4,947, respectively. In addition, as of December 31, 2022 and December 31, 2021, we had current liabilities of $1,069,357 and $469,622, respectively. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2022 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have incurred net losses every year since our inception and expect to continue to incur increased expenses and generate operating losses and experience negative cash flows and it is uncertain whether we will achieve profitability.

Our net losses for the year ended December 31, 2022 and December 31, 2021, were $3,913,990 and $2,179,294, respectively, and our accumulated deficit as of December 31, 2022 and December 31, 2021 was $9,018,306 and $5,104,316, respectively. We anticipate that we will need an additional $12,000,000 to (i) complete product design and testing for the RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology (which we anticipate will require approximately $2,000,000); and (iii) build the infrastructure for our sustained growth. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

Risks Relating to Our Business

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

Risk Related to our Intellectual Property Rights

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

In the course of conducting our business, we will need to adequately address quality issues associated with our products, including in our engineering, design, manufacturing and delivery processes, as well as issues in third-party components included in our products. Because our products are highly complex, the occurrence of performance issues may increase as we continue to introduce new products and as we rapidly scale up manufacturing to meet increased demand for our products. There can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, identifying the root cause of performance or quality issues, particularly those affecting third-party components, may be difficult, which increases the time needed to address quality issues as they arise and increases the risk that similar problems could recur. Finding solutions to quality issues can be expensive, and we may incur significant costs or lost revenue in connection with, for example, shipment holds, product recalls and warranty or other service obligations. In addition, quality issues can impair our relationships with new or existing customers and our reputation as a producer of high-quality products could suffer, which could adversely affect our business, financial condition or results of operations.

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

Our management overlaps substantially with the management and beneficial owners of our principal stockholder, which may give rise to potential conflicts of interest.

Our Chief Executive Officer also serves as the Chief Executive Officer of our principal stockholder, Sanovas, Inc. (‘Sanovas”). Accordingly, there may be inherent, albeit non-specific, potential conflicts involved in the participation by members of each company’s management.

We may acquire other businesses, form joint ventures or make investments in other companies or technologies that could negatively affect our operating results, dilute our stockholders’ ownership, increase our debt or cause us to incur significant expense.

We may pursue acquisitions of businesses and assets. We also may pursue strategic alliances and joint ventures that leverage our proprietary technology and industry experience to expand our offerings or distribution. We have no experience with acquiring other companies other than our acquisition of DNA/ GPS Inc. and limited experience with forming strategic partnerships. We may not be able to find suitable partners or acquisition candidates, and we may not be able to complete such transactions on favorable terms, if at all. If we make any acquisitions, we may not be able to integrate these acquisitions successfully into our existing business, and we could assume unknown or contingent liabilities. Any future acquisitions also could result in the incurrence of debt, contingent liabilities or future write-offs of intangible assets or goodwill, any of which could have a negative impact on our cash flows, financial condition and results of operations. Integration of an acquired company also may disrupt ongoing operations and require management resources that we would otherwise focus on developing our existing business. We may experience losses related to investments in other companies, which could harm our financial condition and results of operations. We may not realize the anticipated benefits of any acquisition, strategic alliance or joint venture.

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

Changes in general economic conditions, geopolitical conditions, domestic and foreign trade policies, monetary policies and other factors beyond our control may adversely impact our business and operating results.

Our operations and performance depend on global, regional and U.S. economic and geopolitical conditions. General worldwide economic conditions have experienced significant instability in recent years including the recent global economic uncertainty and financial market conditions. Russia’s invasion and military attacks on Ukraine have triggered significant sanctions from U.S. and European leaders and financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022. Resulting changes in U.S. trade policy could trigger retaliatory actions by Russia, its allies and other affected countries, including China, resulting in a “trade war.” Furthermore, if other countries, including the U.S., become further involved in the conflict, we could face significant adverse effects to our business and financial condition.

The uncertain financial markets, disruptions in supply chains, mobility restraints, and changing priorities as well as volatile asset values could impact our business in the future. Concerns over medical epidemics, energy costs, geopolitical issues, the mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns (including the current downturn related to the current COVID-19 pandemic), volatile business environments and continued unstable or unpredictable economic and market conditions. The COVID-19 outbreak and government measures taken in response to the pandemic have also had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, have spiked, while demand for other goods and services, such as travel, have fallen. The future progression of the pandemic and its effects on our business and operations are uncertain. In addition, the outbreak of a pandemic could disrupt our operations due to absenteeism by infected or ill members of management or other employees, or absenteeism by members of management and other employees who elect not to come to work due to the illness affecting others in our office or laboratory facilities, or due to quarantines. Pandemics could also impact members of our Board of Directors resulting in absenteeism from meetings of the directors or committees of directors, and making it more difficult to convene the quorums of the full Board of Directors or its committees needed to conduct meetings for the management of our affairs.

Further, due to increasing inflation, operating costs for many businesses including ours have increased and, in the future, could impact demand or pricing manufacturing of our devices, foreign exchange rates or employee wages. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Although we did not have any cash or cash equivalent balances on deposit with Silicon Valley Bank, uncertainty and liquidity concerns in the broader financial services industry remain and the failure of Silicon Valley Bank and its potential near- and long-term effects on the biotechnology industry and its participants such as our vendors, suppliers, and investors, may also adversely affect our operations and stock price.

We are actively monitoring the effects these disruptions and increasing inflation could have on our operations.

These conditions make it extremely difficult for us to accurately forecast and plan future business activities.

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

Halo was previously issued 3,000,000 shares of our Series F Preferred Stock. See “Description of Business - Legal Proceedings.” On November 21, 2021, our board of directors rescinded the 3,000,000 shares of Series F Preferred Stock issued to Halo for lack of contract consideration. Halo may dispute this decision; however, we believe Halo has no basis to dispute such decision, and we are prepared to vigorously defend our decision. Notwithstanding the foregoing, litigation can be expensive and time consuming and an adverse result in any litigation proceeding may have a material adverse effect on our business. The cost to us of any litigation or other proceeding, regardless of its merit, even if resolved in our favor, could be substantial and may result in a diversion of our management’s attention.

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

Unless an exemption applies, each medical device that we market in the U.S. must first undergo premarket review pursuant to the FDCA by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process, or obtaining approval of a PMA application. Even if regulatory clearance or approval of a product is granted, the FDA may clear or approve our products only for limited indications for use. Additionally, the FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose. The traditional FDA 510(k) clearance process for our products may take between four to nine months. However, in some cases, the FDA is requiring applicants to provide additional or different information and data for 510(k) clearance than it had previously required, and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance. As a result, FDA 510(k) clearance may be delayed for our products in some cases.

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

In addition, the securities markets have from time-to-time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

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

As of March 31, 2023, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 88% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (“Securities Act”), for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of December 31, 2022 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own or lease any real property or office space. We are allocated a portion of Sanovas’ office and laboratory space in Petaluma California based upon usage of such space for Retinlgenix projects.

We believe this arrangement is adequate for our current needs.

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

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. under the symbol “RTGN.”

Shareholders

As of March 31, 2023, there were 109 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan Information

See Part III, Item 12 under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report on Form 10-K for equity compensation plan information.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2022 and 2021 in transactions that were not registered under the Securities Act other than as disclosed in our prior filings with the SEC and as set forth below.

In August 2022, the Company issued stock options to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest over a three-year period.

ITEM 6. RESERVED

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

Overview

We are an ophthalmic research and development company focused on developing technologies to screen, monitor, diagnose and treat ocular, optical, and sight-threatening disorders. Our mission is to prevent vision loss and blindness due to diabetic retinopathy and maculopathy through early detection from use of two devices: (1) Retinal Imaging Screening Device (RetinalGenixTM), being designed as a portable, high resolution retinal imaging Diabetic screening system providing a 200-degree field of view without requiring pupil dilation; and (2) RetinalCamTM, being designed as a high resolution home monitoring retinal imaging device and physician alert system offering real-time communication with physicians available 24/7. RetinalCamTM, is anticipated to have the capability to be used by patients in a variety of locations including at home, primary care centers, emergency rooms and telehealth centers and nursing homes, at a more efficient cost that is expected to be lower than that of a CT scan and an MRI. Initially, our primary focus was on designing the RetinalGenixTM) high resolution retinal imaging system for Diabetic screening, however, due to the cost for such development, including the additional resources, personnel and equipment that will be required in order to obtain FDA regulatory approval for commercialization of RetinalGenixTM) we have shifted our focus to development of the RetinalcamTM high resolution retinal imaging, home monitoring device and alert system. Currently, the majority of our design development team is focused on the development of the RetinalcamTM which does not require FDA approval for its commercialization. We have also recently acquired a pharmacogenetic mapping technology that is expected to have the ability to screen, monitor, and provide data to profile, trend and create diagnostic markers for systemic and retinal disorders i.e., cardiovascular, Alzheimers, Parkinsonism and other diseases. The markers and data analysis are expected to be rapid and cost effective and should eliminate expensive diagnostic equipment such as MRIs and CT scanning in many cases. The results are confidential to the patient and anonymous for any third party without permission of the patient.

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily through the private placement of common stock.

We anticipate that we will need an additional $12,000,000 to (i) complete product design and testing for the RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for U.S. Food and Drug Administration (“FDA”) clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology (which we anticipate will require approximately $2,000,000); and (iii) build the infrastructure for our sustained growth. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

We do not expect to generate any revenues from product sales unless and until we either successfully complete development of RetinalCamTM, or we successfully obtain regulatory clearance for RetinalGenixTM. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses. As a result, we will need substantial additional funding to support our continuing operations and pursue our growth strategy. Until such time as we can generate significant revenue from sales of our product candidates, if ever, we expect to finance our cash needs through public or private equity offerings, debt financings, strategic partnerships, collaborations and licensing arrangements or other capital sources. However, we may be unable to raise additional funds or enter into such other arrangements when needed, on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and could force us to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates.

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

On July 5, 2022, RetinalGenix Technologies Inc. (the “Company”) entered into the Exchange Agreement with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of our common stock. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s high resolution retinal imaging capabilities. The combined technology is expected to have the ability to provide diagnoses of systemic and retinal diseases.

Trends and Uncertainties—COVID-19

Increasing inflation, operating costs for many businesses including ours have increased and, in the future, could impact demand or pricing manufacturing of our devices, foreign exchange rates or employee wages. Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

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

Results of Operations

Comparison of the years ended December 31, 2022 and 2021

The following table sets forth key components of our results of operations for the year ended December 31, 2022 and 2021.

	For The Years Ended
	December 31,
	2022	2021	Change		% Change

Revenues	$-	$-	$
Expenses
General and Administrative Expenses	807,406	1,120,949		(313,543)	(28)%
Research and Development	809,255	747,808		61,447	8%
Acquired In-process research and development	2,032,889	-		2,032,889	100%
Stock-based compensation	259,300	307,918		(48,618)	(16)%

Total Expenses	3,908,850	2,176,675		1,732,175	80%

Interest expense	5,140	2,619		2,521	96%

Net Loss	$(3,913,990)	$(2,179,294)		(1,734,696)	80%

Revenues

We did not recognize revenues for the years ended December 31, 2022 and 2021.

Research and Development Expenses

	For the years ended
	December 31,
	2022	2021

Direct costs	$713,801	$635,108
Allocated costs from Sanovas	95,454	112,700
Total Research and Development expenses	$809,255	$747,808

Research and development expenses increased by $61,447, or 8%, to $809,255 for the year ended December 31, 2022 from $747,808 for the year ended December 31, 2021. The increase was primarily the result of an increase in prototype related expense, engineering and technology consultants, and pilot manufacturing costs.

Stock Based Compensation Expenses

Stock-based compensation expenses decreased by $48,618, or 16%, to $259,300 for the year ended December 31, 2022 from $307,918 for the year ended December 31, 2021. The decrease was primarily due to the recognition of expense for fully vested warrants issued in the first quarter of 2021, which did not re-occur in 2022.

General and Administrative Expenses

	For the years ended
	December 31,
	2022	2021

Direct costs	$370,523	$361,580
Allocated costs from Sanovas	436,883	759,369
Total general and administrative expenses	$807,406	$1,120,949

Administrative expenses decreased by $313,543 or 28%, to $807,406 for the year ended December 31, 2022 from $1,120,949 for the year ended December 31, 2021. We have no full-time employees. The decrease in administrative expenses was primarily due to a decrease in compensation allocated to us from Sanovas from $654,000 to $360,000 during the year ended December 31, 2022 and 2021, respectively due to a total lower quantity of Sanovas employees in total and an increase in Sanovas staff working on other projects. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business. Other administrative expenses were lower due to a lack of funding. This decrease was offset by increases corporate travel and entertainment of approximately $22,000 during the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily related to investor meetings.

Acquired in-process research and development

Acquired in-process research and development presents the estimated fair value of the acquired technology held by DNA/GPS, Inc. when we acquired that company in July 2022. The estimated fair value of the transaction was $2,000,000 plus legal fees associated with the transaction of $32,889 is recorded as acquired in-process research and development costs in the associated consolidated statement of operations.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the year ended December 31, 2022, we received $1,225,014 of cash advances and allocated services from Sanovas. We have settled a portion of the amounts due to Sanovas through the periodic issuance of shares of common stock, including 353,432 shares of common stock issued in May 2022 in settlement of the amounts due to Sanovas of $353,432 and 586,370 shares of common stock issued in November 2022 in settlement of the amounts due to Sanovas of $586,370.

We anticipate that we will need $12,000,000 in operating capital to (i) complete product design and testing for RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA approval (we anticipate that the RetinalCamTM will not require FDA approval); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; and (iii) build the infrastructure for our sustained growth. We do not expect to generate any revenues from product sales unless and until we successfully complete development of RetinalGenixTM and RetinalCamTM and obtain regulatory approval for RetinalGenixTM. We will also require additional operating capital as a result of us operating as a public company, including for legal, accounting, investor relations, compliance and other expenses.

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

Cash Flow Activities for the year ended December 31, 2022 and 2021

The following table sets forth a summary of our cash flows for the periods presented:

	For The Year Ended
	December 31,
	2022	2021

Net cash used in operating activities	$(199,287)	$(1,166,971)
Net cash used in investing activities	(307)	-
Net cash provided by financing activities	194,685	1,169,699

Net (decrease) increase in cash	(4,909)	2,728
Cash at beginning of the period	4,947	2,219
Cash at end of the period	$38	$4,947

Operating Activities

Net cash used in operating activities was $199,287 for the year ended December 31, 2022 and $1,166,971 for the year ended December 31, 2021, the decrease driven by a reduction in salaries allocated from Sanovas to the Company and expenditures by third-party consultants and engineers on the prototype development due to a lack of funding. The cash flow used in operating activities in 2022 was driven by the net loss of $3,913,990 offset in part by non-cash expenses of $2,259,351 and an increase in accounts payable and accrued interest payable of $230,338. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $532,337 during the year ended December 31, 2022, and we received $692,677 of net advances from Sanovas, for a net change in cash of $1,225,014.

The cash flow used in operating activities in 2021 was driven by the net loss of $2,179,294 offset in part by non-cash stock-based compensation expense of $307,918 and an increase in accounts payable and other current liabilities/assets of $156,257 for the year ended December 31, 2021. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $872,069 during the year ended December 31, 2021, and we paid $323,922 of net advances from Sanovas, for a net change in cash of $548,148.

In each of the years, 2019-2022, the Company has settled a portion of the amounts due to Sanovas through the issuance of common stock. The Company issued 939,802 and 390,358 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $939,802 and $390,358 during the years ended December 31, 2022 and 2021, respectively.

Investing Activities

There was no cash used in or provided by investing activities for the year ended December 31, 2022 and 2021, except an equipment purchase in the third quarter of 2022.

Financing Activities

Net cash provided by financing activities was $194,685 and $1,169,699 during the year ended December 31, 2022 and 2021, respectively, attributable primarily to proceeds from the sale of common stock of $60,500 and proceeds from advances from related parties of $109,185 in the year ended December 31, 2022, and proceeds from the exercise of options and warrants and the sale of common stock of $1,096,699 and shareholder loans of $73,000 in the year ended December 31, 2021.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RetinalGenix Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RetinalGenix Technologies Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Garden City, New York

March 31, 2023

PCAOB ID No. 473

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets
Cash	$38	$4,947
Total Current Assets	38	4,947
Equipment, net of accumulated depreciation of $52	256	-

TOTAL ASSETS	$294	$4,947
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	475,480	251,282
Due to Sanovas	427,933	142,721
Due to related parties	109,185	-
Shareholders’ notes payable	49,000	73,000
Accrued interest payable	7,759	2,619
Total Liabilities	1,069,357	469,622
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at December 31, 2022 and December 31, 2021	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 17,272,116 shares issued and outstanding at December 31, 2022 and 14,221,814 shares issued and outstanding at December 31, 2021	1,783	1,423
Additional paid in capital	7,947,460	4,638,218
Accumulated deficit	(9,018,306)	(5,104,316)
Total Stockholders’ Deficit	(1,069,063)	(464,675)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$294	$4,947

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended
	December 31,
	2022	2021
Revenues	$-	$-
Operating expenses:
General and administrative expenses	807,406	1,120,949
Research and development	809,255	747,808
Acquired in-process research and development	2,032,889	-
Stock-based compensation	259,300	307,918

Total Operating expenses	3,908,850	2,176,675

Interest expense	5,140	2,619

Net loss	$(3,913,990)	$(2,179,294)

Net loss per share - basic and diluted	$(0.25)	$(0.05)

Weighted average number of common shares outstanding during the period- basic and diluted	15,584,346	41,246,915

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Common Stock		Preferred Stock Series F		Subscription Receivable	Additional
	Shares	Par Value	Shares	Par Value	Preferred Stock	Paid-in Capital	Accumulated Deficit	Total

Balance as at December 31, 2020	40,678,323	$4,067	3,000,000	$300	$(300)	$2,840,599	$(2,925,022)	$(80,356)

Stock purchased by investors	1,154,173	117				1,083,082		1,083,199
Stock based compensation						307,918		307,918
Exercise of warrants	13,500	1				13,499		13,500
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	390,358	39				390,319		390,358
Exchange of shares owned by Sanovas Ophthalmology LLC for pre-funded warrants	(28,014,540)	(2,801)				2,801		-
Recission of preferred stock			(3,000,000)	(300)	300			-
Net loss							(2,179,294)	(2,179,294)

Balance as at December 31, 2021	14,221,814	$1,423	-	$-	$-	$4,638,218	$(5,104,316)	$(464,675)

Stock based compensation	-	-	-	-	-	259,300	-	259,300
Stock purchased by investors	60,500	61	-	-	-	60,439	-	60,500
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	939,802	94	-	-	-	939,708	-	939,802
Exercise of warrants and options	50,000	5				49,995		50,000
Issuance of shares upon acquisition of in process research and development	2,000,000	200				1,999,800		2,000,000
Net loss	-	-	-	-	-	-	(3,913,990)	(3,913,990)
Balance as at December 31, 2022	17,272,116	$1,783	-	-	-	$7,947,460	$(9,018,306)	$(1,069,063)

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2022	2021
Cash Flows From (Used In) Operating Activities
Net loss	$(3,913,990)	$(2,179,294)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash items:
Stock based compensation expense	259,300	307,918
Acquired In-process research and development through issuance of common stock	2,000,000	-
Depreciation expense	51	-
Expenses paid by Sanovas on behalf of Company, net	1,225,014	548,148
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	225,198	109,851
(Increase) decrease in deferred offering costs	-	43,787
Increase in accrued interest	5,140	2,619
Total Adjustments	3,714,703	1,012,323
Net cash used in operating activities	(199,287)	(1,166,971)

Cash Flows (Used In) Investing Activities
Equipment purchase	(307)	-

Cash Flows From (Used In) Financing Activities
Proceeds from common stock sold, net of costs	60,500	1,083,199
Proceeds from exercise of warrants and options	25,000	13,500
Proceeds from shareholders’ notes payable	-	73,000
Advances from related parties	109,185	-
Net cash provided by financing activities	194,685	1,169,699
Net (decrease) increase in cash	(4,909)	2,728
Cash at beginning of year	4,947	2,219
Cash at end of year	$38	$4,947

Supplemental information:
Retirement of due to Sanovas through the issuance of common stock to Sanovas Ophthalmology LLC (Note C)	$939,802	$390,358
Exchange of common stock by Sanovas Ophthalmology LLC for pre-funded warrants	-	2,801
Repayment of shareholders’ note payable through the exercise of warrants	25,000	-

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. During the years ended December 31, 2022 and December 31, 2021, a substantial portion of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

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

On October 8, 2019, the Company entered into an option exchange agreement (the “Option Exchange Agreement”) with Diopsys, Inc. (“Diopsys”) pursuant to which the Company shall issue Diopsys an option to purchase up to 10% of its issued and outstanding shares of common stock and Diopsys shall grant the Company an option to purchase up to 10% of the issued and outstanding shares of common stock of Diopsys on the Closing Date (the “Option Exchange”). “Closing Date” means a date that is within 30 days of the date that all of the contingencies set forth in the Option Exchange Agreement are satisfied including, but not limited to, approval of a product by the U.S. Food and Drug Administration. In addition, pursuant to the Option Exchange Agreement, upon the closing of the Option Exchange, the Company shall enter into an exclusive distribution agreement with Diopsys pursuant to which Diopsys shall act as the Company’s exclusive distributor of such product. On February 14, 2022, the Company entered into a Termination of Option Exchange Agreement (the “Termination Agreement”) with Diopsys pursuant to which the prior Option Exchange Agreement between the Company and Diopsys dated October 8, 2019 (the “Option Exchange Agreement”) was terminated effective immediately and of no further force and effect, and neither party has any past, current or future obligations or liabilities to the other (or any other person or entity) with respect to any rights, obligations or any of the transactions contemplated in the Option Exchange Agreement. At the time of such termination, none of the conditions in the Option Exchange Agreement were satisfied and no options thereunder had been issued to either the Company or Diopsys. In addition, the Exclusive Distribution Agreement to be entered into between the Company and Diopsys and referred to in the Option Exchange Agreement has not been negotiated and as of the second quarter of 2022, there are no plans to move forward with Diopsys.

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

On July 5, 2022, RetinalGenix Technologies Inc. entered into an Exchange Agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of the Company’s common stock. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to screen, monitor and provide data to profile trends and create diagnostic markers for systemic and retinal disorders in the cardiovascular, Alzheimer’s, Parkinson and other diseases. The markers and data analysis are rapid and cost effective, thereby eliminating expensive diagnostic equipment such as MRI or CT scanning. The results are to confidential to the patient and anonymous for any third party without permission of the patient. The Company accounted for this transaction as an asset acquisition in 2022. The estimated fair value of the transaction was $2,000,000 plus legal fees associated with the transaction of $32,889 is recorded as acquired in-process research and development costs in the associated consolidated statement of operations.

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $9,018,000 at December 31, 2022. In addition, as of December 31, 2022 and December 31 2021, the Company had liabilities of approximately $1,069,000 and $470,000, respectively, the majority of which is with related parties. The Company has minimal cash at December 31, 2022 and remains dependent on Sanovas for much of its operations. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company commenced private offerings of shares of its common stock raising net proceeds of approximately $1,083,000 in the year ended December 31, 2021, and $60,500 in the year ended December 31, 2022 - See Note D. In February 2021, the Company entered into an agreement with an investment banker to raise funds for the Company which led to the private offering of shares mentioned above. The Company is in discussions with investment bankers and individual investors with respect to raising additional capital for the Company and potentially up-listing to the NASDAQ exchange.

Sanovas has paid a significant portion of the Company’s operating expenses through December 2022, and was owed approximately $428,000 as of December 31, 2022 by the Company. The Company also issued shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $390,358 in June 2021 and $353,432 in May 2022 and $586,370 in November 2022 (see Note C).

As of the date of this report, the Company does not have adequate resources to fund its operations through April 2024 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

1. Basis of Presentation

The Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). As of December 31, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DNA/GPS, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits At December 31, 2022 or December 31, 2021. The Company’s policy is to expense any penalties and interest associated with this topic. At December 31, 2022 and December 31, 2021, there were no amounts accrued for penalties and interest.

6. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the year ended December 31, 2022 and 2021, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the year ended December 31, 2022, include stock options to purchase 2,360,000 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 161,500 shares of common stock. Potentially dilutive securities not included in the computation of loss per share for the year ended December 31, 2021 included 3,000,000 shares of Series F preferred stock, stock options to purchase 1,882,500 shares of common stock, and warrants to purchase 212,500 shares of common stock. The shares of common stock potentially issuable to Diopsys upon the resolution of specified contingencies and exercise of stock options are also excluded from the loss per share calculation for the year ended December 31, 2021.

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

9. Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives (3 years), once the asset is placed in service. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized in the statement of operations for the respective period.

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

10. Recent Accounting Pronouncements:

The following pronouncement may have an impact on the accounting policies of the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to ASU 2019-10 the effective date for ASC 842 was deferred an additional year. The Company expects to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU when it obtains a lease. The Company is currently evaluating these ASUs and their impact on its financial statements, but does not expect it will have a material effect on the consolidated financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether the implementation of such proposed standards would be material to the financial statements of the Company.

11. Reclassification:

The Company reclassified approximately $68,000 of costs incurred during the year ended December 31, 2021 from general and administrative expense to research and development costs to conform to the current presentation.

NOTE C - RELATED PARTY TRANSACTIONS

Sanovas

The Company is related to Sanovas through common ownership and management. Sanovas Ophthalmology is a majority owned subsidiary of Sanovas and Jerry Katzman, the Company’s Chief Executive Officer, is also a director of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $344,000 and $391,000 in costs related to an officer of the Company in the year ending December 31, 2022 and 2021, respectively.

The following summarizes the transactions between the Company and Sanovas for the year ended December 31, 2022 and December 31, 2021:

	Years Ended
	December 31,	December 31,
	2022	2021

Balance due to (from) Sanovas – beginning of year	$142,721	$(15,069)

Costs paid by Sanovas on the Company’s behalf	79,290	68,073
Costs of Sanovas allocated to the Company	453,047	803,997
Proceeds from (repayment of) costs charged by Sanovas to the Company, net	692,677	(323,922)
Retirement of due to Sanovas through the issuance of common stock to Sanovas Ophthalmology	(939,802)	(390,358)

Balance due to Sanovas - end of year	$427,933	$142,721

The Company issued 390,358, 353,432 and 586,370 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $390,358 in June 2021 and $353,432 in May 2022 and $586,370 in November 2022, respectively.

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company shall pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement shall continue until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through December 31, 2022 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advances funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At December 31, 2022, the Company had received $109,185 pursuant to such advances.

Shareholders’ notes payable – See Note G

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

Common Stock

During 2019, the Company commenced a private offering of its shares of common stock at a purchase price of $1.00 per share. For the years ended December 31, 2022 and 2021, the Company sold an aggregate of 60,500 and 398,057 shares of its common stock, respectively.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

Preferred Stock

As of December 31, 2022 and 2021, there were 3,000,000 shares of preferred stock designated as Series F preferred stock, none of which were outstanding.

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

In November 2019, the Company issued stock options to purchase up to 1,800,000 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest over a five-year period and were unexercised at December 31, 2022 and December 31, 2021. The estimated aggregate fair value of the stock options at the date of grant was determined to be $1,101,028 using a Black Scholes model.

In the year ended December 31, 2021, the Company issued stock options to purchase up to 82,500 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vested immediately. The estimated aggregate fair value of the stock options at the date of grant was determined to be approximately $63,900 using a Black Scholes model.

In August 2022, the Company issued stock options to purchase up to 500,000 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest over a three-year period. The estimated aggregate fair value of the stock options at the date of grant was determined to be $287,487 using a Black Scholes model.

The Company recognized approximately $259,000 and $232,000 of stock-based compensation expense during the year ended December 31, 2022 and 2021, respectively, related to stock options which is included in the accompanying statements of operations. As of December 31, 2022, there was approximately $655,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 2.0 years.

At December 31, 2022, there were 5,115,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through December 31, 2022:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2020	1,800,000	$1.00
Granted	82,500	1.00
Canceled	-	-
Exercised	-	-

Options outstanding – December 31, 2021	1,882,500	$1.00
Granted	502,500	1.00
Canceled	-	-
Exercised	(25,000)	1.00

Options outstanding – December 31, 2022	2,360,000	$1.00

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of December 31, 2022 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2022	Number Exercisable at December 31, 2021
$1.00	2,360,000	7.2 Years	1,204,444	525,000

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

The risk-free interest rate assumption is determined using the yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Management has estimated expected volatility based on similar comparable industry sector averages. Expected life of the option represents the period of time options are expected to be outstanding. The estimate for dividend yield is 0% because the Company has not historically paid, and does not intend to pay a dividend on its common stock in the foreseeable future. The Company recognized stock-based compensation expense of approximately $75,000 and $0 in the year ended December 31, 2021 and 2022, respectively. At December 31, 2022, there is no remaining compensation expense to be recognized.

The following table summarizes warrant activity through December 31, 2022:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2020	62,500	$1.00
Granted	150,000	1.10
Canceled	-	-
Exercised	(13,500)	1.00

Warrants outstanding – December 31, 2021	199,000	$1.07

Granted	-	-
Canceled	(12,500)	1.00
Exercised	(25,000)	1.00

Warrants outstanding – December 31, 2022	161,500	$1.09

Additional information regarding the warrants outstanding as of December 31, 2022 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.00	11,500	.7 Years	11,500
$1.10	150,000	5.7 Years	150,000
	161,500		161,500

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $73,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2023 under the same terms. During the year ended December 31, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company, such that $48,000 remain outstanding at December 31, 2022. Interest expense amounted to $5,140 and $2,619 for the years ended December 31, 2022 and 2021, respectively. The accrued interest payable at December 31, 2022 and 2021 was $7,759 and $2,619, respectively.

NOTE H – INCOME TAXES

The Company had no current income tax expense for the years ended December 31, 2022 and 2021 due to operating losses. The effective income tax rate for the years ended December 31, 2022 and 2021 is zero, as the deferred tax benefits are fully offset by the valuation allowance against such deferred income tax assets.

At December 31, 2022, the Company had net operating loss carryforwards (“NOL”) of approximately $4,499,000 for federal income tax purposes of which $3,724,000 has no expiration date, $775,000 which begins to expire in 2034, and approximately $4,499,000 for state income tax purposes which begins to expire in 2030.

The resulting net deferred tax assets of approximately $1,714,000 ($1,350,000 applicable to net operating loss carryforwards, $236,000 applicable to stock-based compensation and $128,000 applicable to accruals) and $1,193,000 ($992,000 applicable to net operating loss carryforwards, $158,000 applicable to stock based compensation and $43,000 applicable to accruals) at December 31, 2022 and December 31, 2021, respectively, has been fully reserved due to the uncertainty of future realization. The valuation allowance increased by approximately $521,000 and $389,000 at December 31, 2022 and 2021, respectively. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred taxes will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

NOTE J - SUBSEQUENT EVENTS

The Company has evaluated the effect of events and transactions subsequent to December 31, 2022 through the date of issuance of the consolidated financial statements, and determined that no subsequent events have occurred that require recognition in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our Chief Executive Officer who also serves as our Chief financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer who is also our Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We are considering various remediation measures, including hiring internal accounting resources or using outside providers to provide additional resources and capabilities as well as implementing a more formal accounting and financial reporting system to mitigate such material weakness, but have not yet adopted or implemented any such measures. When we have sufficient business activity and funding available, we intend to begin to implement remediation measures to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We hope to complete the implementation, remediation and test of the new procedures in the second half of 2023, as resources permit us to spend time and money on building finance infrastructure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2022, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Jerry Katzman	68	Chief Executive Officer, President and Director
Herbert Gould	93	Director
Vinay Mehindru	55	Director

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

Herbert Gould. Herbert Gould has served as a member of the Company’s board of directors since April 2019. Since 2007, he has served as a Medical Director of Nutraceutical Delivery Corporation, a drug delivery system company. He previously served in various capacities including Medical Director of Diamond Vison Laser Center; Teaching Fellow and Assistant Clinical Professor in Ophthalmology at State University of New York; Associate Clinical Professor at New York Medical College; Instructor at American Academy of Ophthalmology; and Attending Surgeon at Westchester County Medical Center and New York Eye & Ear Infirmary. Dr. Gould also served as a Flight Surgeon for the U.S. Air Force. Since January 2019, Dr. Gould has served as a director of Sanovas, Inc., and since August 2019, he has served as a member of the board of directors of Paradigm Medical Industries, Inc. Dr. Gould received his bachelor-of-arts from Bowdoin College and his M.D. from Columbia University. Dr. Gould is a board certified ophthalmologist.

We believe Dr. Gould is qualified to serve as a member of our board of directors because of his expertise and professional contacts in the ophthalmology field.

Vinay Mehindru. Vinay Mehindru has served as a member of the Company’s board of directors since July 2022. Dr. Mehindru, is a multi-talented top-level executive with over 25 years of healthcare experience. He has been Chief Executive Officer of Exemplary Health, LLC from February 2019 to present. From January 2018 through January 2019 he was President of Advent Health Provider Network and from October 2014 through December 2017 he was the President of West Florida Health Network. His leadership spans population health and financial performance management. He has led multiple physician performance enhancement strategies and built stakeholder alliances with clinical and financial integration. He is currently serving on the board of Sanovas, Inc., SteriView™ Technologies, Inc., Intubation Science™, Inc, SinuGeniX™, Inc., OtoGeniX™ Inc., PulmoGeniX™ Technologies, Inc. and GastroGeniX™, Inc.

Dr. Mehindru graduated from medical school in India. At age 27, he served on the faculty of the Cleveland Clinic where he was a top-tier internal medicine resident and did research in gastroenterology. Dr. Mehindru has a second residency from the University of Florida in emergency medicine. For 16 years, he had been an instructor teaching difficult airway management for both cardiovascular life support and pediatric advanced life support.

At the University of Texas at Dallas, he received an Executive MBA with honors in 2009, earning the Beta Gamma Sigma Award offered only to the world’s top 5% of business students.

We believe Dr. Mehindru is qualified to serve as a member of our board of directors because of his expertise healthcare field.

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

Medical Advisory Board

In 2019, the board of directors formed a Medical Advisory Board. The members of such board are Larry Perich, D.O., Jack M. Dodick, M.D., Marguerite B. McDonald, M.D., Lawrence A. Yannuzzi, M.D. and Ahmed Mohiuddin, M.D.

Larry Perich, D.O.

Dr. Perich, a board-certified Ophthalmologist, has been in practice for the past 39 years in the Tampa Bay Area, developing one of the first laser refractive centers in SE and 3 ambulatory surgery centers in addition to 6 offices in four counties with 94 employees. He has performed over 75,000 cataract surgeries in addition to excelling in corneal transplants, glaucoma, and cosmetic surgical procedures.

The Perich Eye Centers is also one of the largest providers of several Medicare advantage plans in the state of Florida for the past 37 years, providing eye care to over 120,000 patients annually.

Dr. Perich is the Program Director for an ophthalmology residency for HCA/USF Bayonet Point, presently training for the past 8 years.

He graduated from the University of Southern California in 1973, studying Biochemistry and cinema photography. Dr. Perich graduated from Chicago College of Osteopathic Medicine in 1978, an Internship at Sun Coast Hospital in Largo, Florida, and completed an Ophthalmology residency at Metropolitan Hospital in Grand Rapids, Michigan in 1983.

Larry Perich was born in Warren, Ohio to his parents, Pete and Anne, whose careers as a professional photography family, provided the education for Dr. Perich to excel in the photographic business. He used his skills as an accomplished photojournalist to become the editor /photographer for the yearbooks for high school, college, and medical school.

Jack M. Dodick, M.D.

Jack M. Dodick M.D. is a world-renowned eye surgeon who has devoted his professional life to teaching, innovation, and patient care. He is currently Professor and formerly, Chairman, Department of Ophthalmology, at the New York University School of Medicine, one of the largest eye residency training programs in the United States. Prior to that, he served as Chairman, Department of Ophthalmology at the Manhattan, Eye, Ear and Throat Hospital in New York for over 20 years.

As a teacher and Departmental Chairman over the past 40 years, he has supervised and participated in training hundreds of eye surgeons who now practice throughout the United States and abroad. Dr. Dodick was a pioneer in the use of intraocular lens implants following cataract surgery. He is a past president of the American Society of Cataract and Refractive Surgery, the world’s largest organization of Cataract and Refractive surgeons.

He has served as President of numerous other Ophthalmological Societies throughout his career. Dr. Dodick is the author of several publications and book chapters on the subject of Cataract and Implant surgery and has presented over two hundred lectures on the subject throughout the world. He has performed eye surgery to teach his techniques in over 20 countries worldwide.

Many of his students have gone on to render eye care to countless numbers of people worldwide. He has participated in several clinical trials of devices and drugs related to his field. His innovations include several surgical instruments which bear his name and the first to publish on a laser-based technology to remove human cataracts which he invented, developed, and received marketing approval from the FDA.

Marguerite B. McDonald, M.D.

Dr. MacDonald has been a legend in ophthalmology since she performed one of the first laser corrections of the human eye in 1994. She also performed the first wavefront-based laser surgeries in the U.S. Since then she has been globally recognized as an authority in laser refractive procedures and ocular surface disease. She has given nearly 600 presentations worldwide and published chapters in over 80 textbooks. She is a member of many prestigious ophthalmological societies. In 2012 she became the first person to receive the Visionary Woman Award from the group Ophthalmic Women Leaders. Dr. McDonald has also been nominated for woman of the year in ophthalmology by her alma mater, The Vagelos College of Physicians and Surgeons of Columbia University.

Lawrence A. Yannuzzi, M.D.

Dr. Yannuzzi is the founder of VRMNY as well as vice-chairman and director of the LuEsther T. Mertz Retinal Research Center of the Manhattan Eye, Ear & Throat Hospital. He is also the founder and president of The Macula Foundation, Inc., which has distributed several million dollars to eye research across the country.

Dr. Yannuzzi has made numerous innovative and lasting contributions in imaging, drug development, and therapeutic modalities. He was the first to use oral non-steroid anti-inflammatory medication for the treatment of cystoid macular edema and developed an eye drop to treat this condition.

He has described new diseases as well as new associations and manifestations of established entities and photosensitization. He has published over 550 scientific papers and 13 books, which have earned him respect and admiration in the ophthalmic-retinal community.

He is well recognized as a devoted and excellent educator, a superb clinical diagnostician, and a prolific organizer of retinal meetings worldwide.

Dr. Yannuzzi is the recipient of numerous awards, including an honorary doctorate by the University of Ancona, the Michelson Award for Retinal Vascular Disease, a Distinguished Alumnus Award by Boston University, the Henkind, Gass, and Patz Medals by The Macula Society, the Alcon Research Award, the Herman Wacker Award of the Club Jules Gonin, the Arthur J. Bedelle Award, the Retinal Research Award and the Gass Medal of the Retina Society, the Bietti Medal, the Pisart Award from the Lighthouse International, and the Lifetime Achievement Award by the American Academy of Ophthalmology.

Ahmed Mohiuddin, M.D.

Dr. Mohiuddin was the early adopter of telemedicine and established telemedicine programs in India and Dubai. He has been an advisor to several governments around the world. He is currently the Chairman and CEO New England Heart Center, Director, New England Heart Center Foundation, Diplomate, American Board of Internal Medicine, Diplomate, American Board of Cardiovascular Diseases, Fellow, American College of Cardiology, Chief Emeritus of Cardiology, New England Baptist Hospital in Boston, Affiliated with Brigham and Women’s Hospital and Beth Israel Deaconess Medical Center (both are major Harvard Medical School hospitals).

Dr. Mohiuddin is an internationally renowned cardiologist seeing patients from many countries such as Greece, Saudi Arabia, all of the Gulf countries, India, Pakistan, Malaysia, China, and several South American countries.

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2022, our executive officers did not receive any compensation.

Outstanding Equity Awards at December 31, 2022

As of December 31, 2022, there were no outstanding equity awards held by any of our executive officers.

Non-Employee Director Compensation

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)	All Other Compensation ($)	Total
Herbert Gould	$—	$—	$—	$—
Vinay Mehindru	$—	$287,487	$—	$287,487

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), of option awards granted as of their respective grant date. See “Note B, paragraph 7 — Stock-based compensation” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2022 for an explanation of the assumptions made in valuing these awards.

The aggregate number of option and stock awards outstanding as of December 31, 2022 for each non-employee director was as follows:

Name	Option Awards (#)	Stock Awards (#)
Herbert Gould	—	—
Vinay Mehindru	500,000

Employment Agreements

During the year ended December 31, 2022, we were not a party to any employment agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 31, 2023 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

As of March 31, 2023, we had 17,272,116 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 31, 2023 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage
Directors and Named Executive Officers:
Jerry Katzman	34,851,342	(3)(4)	76.96	%(2)
Herbert Gould	350,000		2.0%
Vinay Mehindru	500,000	(5)	2.8%
All Officers and Directors as a Group	35,201,342		77.97%
5% or Greater Shareholders:
Sanovas Ophthalmology, LLC (4)	28,954,342	(6)	63.94	%(2)
Bayern Capital, LLC (7)	5,067,000		29.34%
Capital Funding Partners, LLC (8)	5,897,000		34.14%

(1)	The address of each person is c/o RetinalGenix Technologies Inc., 1450 North McDowell Boulevard, Suite 150, Petaluma, CA 94954 unless otherwise indicated herein.

(2)	The calculation is based upon 17,272,116 shares of common stock outstanding on March 31, 2023 and the buy-back warrant to purchase 28,014,540 shares of common stock held by Sanovas Ophthalmology LLC.

(3)	Represents (i) 5,897,000 shares of common stock held by Capital Funding Partners, LLC; (ii) 939,802 shares of common stock held by Sanovas Ophthalmology LLC and (iii) pre-funded warrants to purchase up to 28,014,540 shares of common stock held by Sanovas Ophthalmology. Jerry Katzman is the Sole Member of Capital Funding Partners, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. Jerry Katzman is the Manager of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

(4)	Jerry Katzman is the Manager of Sanovas Ophthalmology LLC and in such capacity has the right to vote and dispose of the securities held by such entity.

(5)	Vinay Mehindru holds fully-vested options to purchase 500,000 shares of common stock at $1.00 per share.

(6)	Represents 939,802 shares of common stock held by Sanovas Ophthalmology LLC and pre-funded warrants held by Sanovas Ophthalmology LLC to purchase up to 28,014,540 shares of the Company’s common stock.

(7)	Steven Bayern is the Manager of Bayern Capital, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Bayern Capital, LLC is 403 East Boardwalk, Suite 601, Long Beach, NY 11561.

(8)	Jerry Katzman is the Sole Member of Capital Funding Partners, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Capital Funding Partners, LLC is P.O. Box 24866, Tampa, FL 33623.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information regarding our equity compensation plans as of December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	2,360,000	(2)		$1.00	5,115,000
Equity compensation plans not approved by security holders	-			-	-
Total	2,360,000		$		5,115,000

(1)	2017 Equity Incentive Plan. On December 1, 2017, our Board adopted the 2017 Equity Incentive Plan (the “2017 Plan”) was adopted by our board of directors (the “2017 Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2021 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Sanovas, Inc.

On June 24, 2021, we entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted us an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company shall pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement shall continue until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through December 31, 2022 under this Sublicense Agreement.

Commencing in 2019, Sanovas began paying invoices on behalf of the Company, and began allocating a portion of salaries and infrastructure costs to the Company. There were no specific terms of repayment. For the years ended December 31, 2022 and 2021, Sanovas allocated an aggregate of $532,337 and $872,070, respectively to the Company. As of December 31, 2022, the Company owed Sanovas $427,933. For the years ended December 31, 2022 and 2021, the Company received (paid) $692,677 and ($323,922) from (to) Sanovas, respectively. A portion of the balance of the payments due to Sanovas have been discharged pursuant to the issuance by the Company of shares of its common stock since 2019. Specifically, in June 2021, the Company issued 390,358 shares of common stock to Sanovas Ophthalmology LLC to retire the then estimated debt due from the Company. In May 2022 and November 2022, we issued 353,432 and 586,370 shares of common stock to discharge $353,432 and $586,370 of debt owed to Sanovas Ophthalmology LLC at a purchase price of $1.00 per share, respectively. The Company is related to Sanovas through common ownership and management.

On December 23, 2018, Sanovas entered into an employment agreement with Dr. Katzman pursuant to which Dr. Katzman serves as the President and Chief Executive Officer of Sanovas.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advances funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At December 31, 2022, the Company had received $109,185 pursuant to such advances.

Stockholders’ loans payable

During 2021, the Company borrowed an aggregate of $73,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. Company has informally extended the maturity date to December 31, 2023. During the year ended December 31, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company, such that $48,000 remain outstanding at December 31, 2022.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. Our board of directors has determined that Herbert Gould and Vinay Mehindru is “independent” in accordance with such definition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Liebman Goldberg & Hymowitz, LLP as described below:

	2022	2021
Audit Fees	$39,750	$22,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$39,750	$22,500

Audit Fees: Audit fees consist of fees billed for professional services performed by Liebman Goldberg & Hymowitz, LLP for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $39,750 and $22,500 of such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021, respectively.

Audit-Related Fees: Audit related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by Liebman Goldberg & Hymowitz, LLP. There were no such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021, respectively.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

The consolidated financial statements required by this Item are included beginning at page F-1.

(1)	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the consolidated financial statements or the notes thereto.

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

4.1*	Description of Registrant’s Securities

10.1	Option Exchange Agreement, by and between the Company and Diopsys, Inc., dated October 8, 2019 (Incorporated by reference to Exhibit 10.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

10.2+	RetinalGenix Technologies Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

10.3	Amended and Restated Master Services Agreement, by and between the Company and ADM Tronics Unlimited Inc., dated June 24, 2021 (Incorporated by reference to Exhibit 10.3 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

10.4#+	Sublicense Agreement, by and between the Company and Sanovas Ophthalmology LLC, dated June 24, 2021 (Incorporated by reference to Exhibit 10.4 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

10.5	Termination of Option Exchange Agreement, by and between the Company and Diopsys, Inc., dated February 17, 2022 (Incorporated by reference to Exhibit 10.1 the Company’s Form 8-K filed with the SEC on February 17, 2022)

10.6+	Exchange Agreement, by and between the Company and Sanovas Ophthalmology, LLC, dated May 9, 2022 (Incorporated by reference to Exhibit 10.1 the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022)

10.7	Exchange Agreement, by and between the Company and Lawrence Perich, dated July 5, 2022, (Incorporated by reference to Exhibit 10.1 the Company’s Form 8-K filed with the SEC on July 7, 2022)

21.1*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (iii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2023.

RETINALGENIX TECHNOLOGIES INC.

/s/ Jerry Katzman
Jerry Katzman
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jerry Katzman, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry Katzman	Chief Executive Officer, President and Director	March 31, 2023
Jerry Katzman	(Principal Executive Office and Principal Financial and Accounting Officer)

/s/ Herbert Gould	Director	March 31, 2023
Herbert Gould

/s/ Vinay Mehindru	Director	March 31, 2023
Vinay Mehindru

