Form 10-Q
period 2023-03-31
RetinalGenix Technologies Inc.
filed 2023-05-18
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

(770) 775-0713

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 15, 2023 was 17,272,116.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$7,470	$38
Total Current Assets	7,470	38
Equipment, net of accumulated depreciation of $52	231	256

TOTAL ASSETS	$7,701	$294
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	634,181	475,480
Due to Sanovas	622,806	427,933
Due to related parties	194,192	109,185
Shareholders’ notes payable	49,000	49,000
Accrued interest payable	8,719	7,759
Total Liabilities	1,508,898	1,069,357
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at December 31, 2022 and March 31, 2023	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 17,272,116 shares issued and outstanding at December 31, 2022 and March 31, 2023	1,783	1,783
Additional paid in capital	8,025,969	7,947,460
Accumulated deficit	(9,528,949)	(9,018,306)
Total Stockholders’ Deficit	(1,501,197)	(1,069,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,701	$294

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Quarter Ended
	March 31,
	2023	2022

Revenues	$-	$-
Operating expenses:
General and administrative expenses	203,242	161,195
Research and development	227,932	157,493
Stock-based compensation	78,509	55,051

Total Operating expenses	509,683	373,739

Interest expense	960	1,460

Net loss	$(510,643)	$(375,199)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding during the period- basic and diluted	17,272,116	14,275,592

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE YEAR ENDED DECEMBER 31, 2022 AND THREE MONTHS ENDED MARCH 31, 2023

	Common Stock		Preferred Stock Series F		Additional
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
Balance as at December 31, 2021	14,221,814	$1,423	-	$-	$4,638,218	$(5,104,316)	$(464,675)

Stock based compensation	-	-	-	-	259,300	-	259,300
Stock purchased by investors	60,500	61	-	-	60,439	-	60,500
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	939,802	94	-	-	939,708	-	939,802
Exercise of warrants and options	50,000	5			49,995		50,000
Issuance of shares upon acquisition of in process research and development	2,000,000	200			1,999,800		2,000,000
Net loss	-	-	-	-	-	(3,913,990)	(3,913,990)
Balance as at December 31, 2022	17,272,116	$1,783	-	-	$7,947,460	$(9,018,306)	$(1,069,063)

Stock based compensation	-	-	-	-	78,509	-	78,509
Net loss	-	-	-	-	-	(510,643)	(510,643)
Balance as at March 31, 2023	17,272,116	$1,783	-	-	$8,025,969	$(9,528,949)	$(1,501,197)

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended
	March 31,
	2023	2022
Cash Flows From (Used In) Operating Activities
Net loss	$(510,643)	$(375,199)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash items:
Stock based compensation expense	78,509	55,051
Depreciation expense	25	-
Expenses paid by Sanovas on behalf of Company, net	194,873	210,711
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	158,701	11,185
Increase in accrued interest	960	1,460
Total Adjustments	433,068	278,407
Net cash used in operating activities	(77,575)	(96,792)

Cash Flows From Financing Activities
Proceeds from common stock sold, net of costs	-	60,500
Advances from related parties	85,007	33,900
Net cash provided by financing activities	85,007	94,400
Net increase (decrease) in cash	7,432	(2,392)
Cash at beginning of period	38	4,947
Cash at end of period	$7,470	$2,555

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. During the year ended December 31, 2022, a substantial portion of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

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

On October 8, 2019, the Company entered into an option exchange agreement (the “Option Exchange Agreement”) with Diopsys, Inc. (“Diopsys”) pursuant to which the Company agreed to issue Diopsys an option to purchase up to 10% of its issued and outstanding shares of common stock and Diopsys granted the Company an option to purchase up to 10% of the issued and outstanding shares of common stock of Diopsys on the Closing Date (the “Option Exchange”). “Closing Date” means a date that is within 30 days of the date that all of the contingencies set forth in the Option Exchange Agreement are satisfied including, but not limited to, approval of a product by the U.S. Food and Drug Administration. In addition, pursuant to the Option Exchange Agreement, upon the closing of the Option Exchange, the Company agreed to enter into an exclusive distribution agreement with Diopsys pursuant to which Diopsys shall act as the Company’s exclusive distributor of such product. On February 14, 2022, the Company entered into a Termination of Option Exchange Agreement (the “Termination Agreement”) with Diopsys pursuant to which the prior Option Exchange Agreement was terminated effective immediately and of no further force and effect, and neither party has any past, current or future obligations or liabilities to the other (or any other person or entity) with respect to any rights, obligations or any of the transactions contemplated in the Option Exchange Agreement. At the time of such termination, none of the conditions in the Option Exchange Agreement were satisfied and no options thereunder had been issued to either the Company or Diopsys. In addition, the Exclusive Distribution Agreement to be entered into between the Company and Diopsys and referred to in the Option Exchange Agreement has not been negotiated and as of the second quarter of 2022, there are no plans to move forward with Diopsys.

On December 27, 2021, the Company entered into an exchange agreement (the “Exchange Agreement”) with Sanovas Ophthalmology pursuant to which the Company exchanged 28,014,540 shares of common stock held by Sanovas Ophthalmology for a pre-funded warrant (the “Pre-funded Warrant”) to purchase up to an aggregate of 28,014,540 shares of the Company’s common stock. The Pre-funded Warrant is immediately exercisable at an exercise price of $0.0001 per share and terminates when exercised in full.

On July 5, 2022, the Company entered into Exchange Agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of the Company’s common stock. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to screen, monitor and provide data to profile trends and create diagnostic markers for systemic and retinal disorders in the cardiovascular, Alzheimer’s, Parkinson disease. The markers and data analysis are rapid and cost effective, thereby eliminating expensive diagnostic equipment such as MRI or CT scanning. The results are confidential to the patient and anonymous for any third party without permission of the patient. The Company accounted for this transaction as an asset acquisition in the quarter ending December 31, 2022. The estimated fair value of the transaction was $2,000,000 plus legal fees associated with the transaction of $32,889 is recorded as acquired in-process research and development costs in the associated consolidated statement of operations.

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $9,529,000 at March 31, 2023. In addition, as of March 31, 2023 and December 31 2022, we had liabilities of approximately $1,509,000 and $1,069,000, respectively, the majority of which is with related parties. The Company has minimal cash at December 31, 2022 and remains dependent on Sanovas for much of its operations. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company completed a private offering of shares of its common stock raising net proceeds of approximately $1,083,000 in the year ended December 31, 2021, and $60,500 in the year ended December 31, 2022 - See Note D. In February 2021, the Company entered into an agreement with an investment banker to raise funds for the Company which led to the private offering of shares mentioned above.

Sanovas has paid a significant portion of the Company’s operating expenses through December 2022, and was owed approximately $623,000 as of March 31, 2023 by the Company. The Company also issued shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $353,432 in May 2022 and $586,370 in November 2022 (see Note C).

As of the date of this report, the Company does not have adequate resources to fund its operations through May 2024 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying financial statements is as follows:

1. Basis of Presentation

The Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). As of December 31, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report for the year ended December 31, 2022 (the “2022 Annual Report”).

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

4. Income Taxes

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at March 31, 2023 or December 31, 2022. The Company’s policy is to expense any penalties and interest associated with this topic. At March 31, 2023 and December 31, 2022, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the three months ended March 31, 2023 and 2022, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2023, include stock options to purchase 2,360,000 shares of common stock, pre-funded warrants to purchase 28,014,540 shares of common stock, and warrants to purchase 161,500 shares of common stock. Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2022 stock options to purchase 1,882,500 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock and warrants to purchase 199,000 shares of common stock. The shares of common stock potentially issuable to Diopsys upon the resolution of specified contingencies and exercise of stock options are also excluded from the loss per share calculation for the three months ended March 31, 2022.

6. Stock-based compensation:

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

7. Research and Development costs:

Research and development costs are expensed as incurred. Costs incurred in obtaining technology licenses outside of business combinations are charged to research and development expense as acquired in-process research and development if the technology licensed has not reached technological feasibility and has no alternative future use.

8. Property and Equipment:

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

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $123,000 and $32,000 in costs related to an officer of the Company in the three months ending March 31, 2023 and 2022, respectively.

The following summarizes the transactions between the Company and Sanovas for the three months ended March 31, 2023 and 2022:

	Three months Ended
	March 31,	March 31,
	2023	2022

Balance due to (from) Sanovas – beginning of period	$427,933	$142,721

Costs paid by Sanovas on the Company’s behalf	-	21,659
Costs of Sanovas allocated to the Company	140,410	75,672
Proceeds from (repayment of) costs charged by Sanovas to the Company, net	54,463	113,380

Balance due to Sanovas - end of period	$622,806	$353,432

The Company issued 353,432 and 586,370 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $353,432 in May 2022 and $586,370 in November 2022, respectively.

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through December 31, 2022 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advances funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At March 31, 2023 and December 31, 2022, the Company had received an aggregate of $194,192 and $109,185 pursuant to such advances, respectively.

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

On November 21, 2021, the Company’s Board of Directors resolved to rescind the 3,000,000 shares of Series F preferred stock purported to be issued to Halo Management Group LLC for lack of contract consideration. The Company is aware that the management/ownership of Halo Management Group LLC may dispute this decision however, the Company is prepared to defend its decision in this case. In addition, the Company reserves the right to void the shares and adjust its filings accordingly if necessary.

Common Stock

During 2019, the Company commenced a private offering of its shares of common stock at a purchase price of $1.00 per share. For the three months ended March 31, 2022, the Company sold an aggregate of 60,500 shares of its common stock, and the offering was concluded.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

Preferred Stock

As of December 31, 2022 and March 31, 2023, there were 3,000,000 shares of preferred stock designated as Series F preferred stock, none of which were outstanding.

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

In November 2019, the Company issued stock options to purchase up to 1,800,000 shares of common stock at an exercise price of $1.00 per share to members of the Company’s medical advisory board and consultants pursuant to the Plan. The options vest over a five-year period and were unexercised at March 31, 2023. The estimated aggregate fair value of the stock options at the date of grant was determined to be $1,101,028 using a Black Scholes model.

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

The Company recognized $78,509 and $55,051 of stock-based compensation expense during the three years ended March 31, 2023 and 2022, respectively, related to stock options which is included in the accompanying statements of operations. As of March 31, 2023, there was approximately $576,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

At March 31, 2023, there were 5,115,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through March 31, 2023:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2021	1,882,500	$1.00
Granted	502,500	1.00
Canceled	-	-
Exercised	(25,000)	1.00

Options outstanding – December 31, 2022	2,360,000	1.00
Granted	-
Canceled	-
Exercised	-
Options outstanding – March 31, 2023	2,360,000	$1.00

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of March 31, 2023 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2022	Number Exercisable at March 31, 2023
$1.00	2,360,000	6.9 Years	1,204,444	525,000

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

The risk-free interest rate assumption is determined using the yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Management has estimated expected volatility based on similar comparable industry sector averages. Expected life of the option represents the period of time options are expected to be outstanding. The estimate for dividend yield is 0% because the Company has not historically paid, and does not intend to pay, a dividend on its common stock in the foreseeable future. The Company recognized stock-based compensation expense of approximately $75,000 and $0 in the three months ended March 31, 2022 and 2023, respectively. At March 31, 2023, there is no remaining compensation expense to be recognized.

The following table summarizes warrant activity through March 31, 2023:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2021	199,000	$1.07

Granted	-	-
Canceled	(12,500)	1.00
Exercised	(25,000)	1.00

Warrants outstanding – December 31, 2022	161,500	1.09
Granted	-
Canceled	-
Exercised	-
Warrants outstanding – March 31, 2023	161,500	$1.09

Additional information regarding the warrants outstanding as of March 31, 2023 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.00	11,500	.4 Years	11,500
$1.10	150,000	5.4 Years	150,000
	161,500		161,500

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $73,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2023 under the same terms. During the year ended December 31, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company, such that $48,000 remain outstanding at December 31, 2022 and March 31, 2023. Interest expense amounted to $960 and $1,460 for the three months ended March 31, 2023 and 2022, respectively. The accrued interest payable at March 31, 2023 and December 31, 2022 was $8,719 and $7,759, respectively.

NOTE H – CONTINGENCY

The Company received a claim against it relating to a former indirect vendor. The Company believes the claim is without merit and intends to vigorously defend itself. The Company does not believe the claim would have a material impact on the financial condition of the Company.

NOTE I - SUBSEQUENT EVENTS

Subsequent events were reviewed through May 19, 2023, the date these financial statements were available for issuance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are an ophthalmic research and development company focused on developing technologies to screen, monitor, diagnose and treat ophthalmic, optical, and sight-threatening disorders. Our mission is to prevent vision loss and blindness due to diabetic retinopathy and maculopathy through two devices: (1) Retinal Imaging Screening Device, a portable, retinal imaging system providing a 200-degree field of view without requiring pupil dilation; and (2) RetinalCamTM, a home monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7.

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

We anticipate that we will need an additional $12,000,000 to (i) complete product design and testing for RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; and (iii) build the infrastructure for our sustained growth. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

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

We have been issuing shares of our common stock pursuant to a private placement raising approximately $3.0 million from the sale of 3,010,000 shares of common stock from 2019 through December 31, 2021. An additional 60,500 shares were sold in January 2022 pursuant to this private placement. In October 2021, the registration statement on Form S-1 (the “Registration Statement”) that we filed with the Securities and exchange Commission (the “SEC”) pursuant to which we registered for resale shares of common stock, including shares of common stock issuable upon exercise of outstanding options and warrants was declared effective. No funds were raised by the Company pursuant to the Registration Statement.

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

On July 5, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which we acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of our common stock. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with our retinal imaging capabilities. The combined technology is expected to have the ability to provide diagnoses of systemic and retinal diseases. We accounted for this transaction as an asset acquisition in the quarter ending September 30, 2022, and recorded the estimated purchase consideration and related expenses as in process research and development in the accompanying consolidated statement of operations.

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

Results of Operations

Comparison of the quarter ended March 31, 2023 and 2022

The following table sets forth key components of our results of operations for the three months ended March 31, 2023 and 2022.

	For The Three Months Ended
	March 31,
	2023	2022	Change	% Change

Revenues	$-	$-
Expenses
General and Administrative Expenses	203,242	161,195	42,047	26%
Research and Development	227,932	157,493	70,439	45%
Stock-based compensation	78,509	55,051	23,458	43%

Total Expenses	509,683	373,739	135,944	36%

Interest expense	960	1,460	(500)	(34)%

Net Loss	$(510,643)	$(375,199)	(136,444)	36%

Revenues

We did not recognize revenues for the three months ended March 31, 2023 and 2022.

Research and Development Expenses

	For the three months ended
	March 31,
	2023	2022

Direct costs	$211,272	$155,993
Allocated costs from Sanovas	16,660	1,500
Total Research and Development expenses	$227,932	$157,493

Research and development expenses increased by $70,439, or 45%, to $227,932 for the three months ended March 31, 2023 from $157,493 for the three months ended March 31, 2022. The increase was primarily the result of an increase in prototype related expense, engineering and technology consultants, and pilot manufacturing costs.

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $23,458, or 43%, to $78,509 for the three months ended March 31, 2023 from $55,051 for the three months ended March 31, 2022. The increase was primarily due to the recognition of expense for options issued in mid - 2022, for which expense was recognized in the first quarter of 2023.

General and Administrative Expenses

	For the three months ended
	March 31,
	2023	2022

Direct costs	$79,492	$65,364
Allocated costs from Sanovas	123,750	95,831
Total general and administrative expenses	$203,242	$161,195

Administrative expenses increased by $42,047 or 26%, to $203,242 for the three months ended March 31, 2023 from $161,195 for the three months ended March 31, 2022. We have no full-time employees. The increase in administrative expenses was primarily due to an increase in compensation allocated to us from Sanovas from approximately $90,000 to $120,000 during the three months ended March 31, 2023 and 2022, respectively due to an increase in Sanovas staff working on our related projects. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business. Other administrative expenses were slightly higher and related primarily to increased professional fees and listing related expenses.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the three months ended March 31, 2023, we received $194,873 of cash advances and allocated services from Sanovas. We have settled a portion of the amounts due to Sanovas through the periodic issuance of shares of common stock, including 353,432 shares issued in May 2022 in settlement of the amounts due to Sanovas of $353,432 and 586,370 shares issued in November 2022 in settlement of the amounts due to Sanovas of $586,370.

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

Cash Flow Activities for the three months ended March 31, 2023 and 2022

The following table sets forth a summary of our cash flows for the periods presented:

	For The Three Months Ended
	March 31,
	2023	2022

Net cash used in operating activities	$(77,575)	$(96,792)
Net cash provided by financing activities	85,007	94,400

Net increase/(decrease) in cash	7,432	(2,392)
Cash at beginning of the period	38	4,947
Cash at end of the period	$7,470	$2,555

Operating Activities

Net cash used in operating activities was $77,575 for the three months ended March 31, 2023 and $96,792 for the three months ended March 31, 2022, the decrease driven by a reduction in costs allocated from Sanovas to us and increases in accounts payable due to a lack of funding. The cash flow used in operating activities in 2023 was driven by the net loss of $510,643 offset in part by non-cash expenses of $78,509 and an increase in accounts payable and accrued interest payable of $158,701. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $140,410 during the three months ended March 31, 2023, and we received $54,463 of net advances from Sanovas, for a net increase in due to Sanovas of $194,873.

The cash flow used in operating activities in 2022 was driven by the net loss of $375,199 offset in part by non-cash expenses of $55,051 and an increase in accounts payable and accrued interest payable of $11,185. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $97,331 during the three months ended March 31, 2022, and we received $113,380 of net advances from Sanovas, for a net increase in due to Sanovas of $210,711.

Financing Activities

Net cash provided by financing activities was $85,007 and $94,400 during the three months ended March 31, 2023 and 2022, respectively, attributable to proceeds from advances from related parties of $85,007 in the three months ended March 31, 2023, and the sale of common stock of $60,500 and proceeds from advances from related parties of $33,900 in the three months ended March 31, 2022.

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

The risk-free interest rate assumption is determined using the yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Management has estimated expected volatility based on similar comparable industry sector averages. Expected life of the option represents the period of time options are expected to be outstanding. The estimate for dividend yield is 0% because we have not historically paid and does not intend to pay a dividend on its common stock in the foreseeable future.

Allocated costs from Sanovas

A substantial portion of our expenses are costs and expenses paid by Sanovas and costs and expenses allocated to us by Sanovas. We expect that to continue until we have sufficient resources to build our own team and infrastructure to support our operations. The allocations our payroll related expenses are based upon the estimated percentage of effort incurred by each employee on operations. Allocation of non-payroll related expenses are based upon whether the expense related to our operations.

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

Recently Issued and Adopted Accounting Standards

The following pronouncement may have an impact on the accounting policies of the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to ASU 2019-10 the effective date for ASC 842 was deferred an additional year. We expect to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU for its 2022 financial period. We are currently evaluating these ASUs and their impact on our consolidated financial statements, but do not expect it to have a significant impact on its financial statements.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether the implementation of such proposed standards would be material to our financial statements.

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

ITEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The information under this Item is not required to be provided by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2023.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2023, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. Notwithstanding the foregoing, Sanovas, Inc. (“Sanovas”), the majority stockholder of Sanovas Ophthalmology, LLC which is our majority stockholder, commenced an action in the Court of Chancery of the State of Delaware against Halo Management LLC (“Halo”) and Lawrence Gerrans seeking an order declaring that any rights that Halo and/or Mr. Gerrans may have with respect to any equity securities in Sanovas and each of its affiliated subsidiaries (including, but not limited to, our Company) are void or voidable and may be cancelled. During the quarter ended March 31, 2023, there were no material developments with respect to this litigation. See note D to the Notes to financial statements for additional information with respect to this litigation.

ITEM 1A. RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). Except as described below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of the Annual Report.

Risks Relating to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the years ended December 31, 2022 and December 31, 2021, were $3,913,990 and $2,179,294, respectively, and our accumulated deficit as of December 31, 2022 and December 31, 2021 was $9,018,306 and $5,104,316, respectively. Our net losses for the three months ended March 31, 2023 and 2022, were $510,643 and $375,199, respectively, and our accumulated deficit as of March 31, 2023 was $9,528,949. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of March 31, 2023, we had cash, of $7,470. In addition, as of March 31, 2023, we had liabilities of $1,508,898. As of the date of this report, we do not have adequate resources to fund our operations through May 2024 without considering any potential future milestone payments that we may receive under any new collaborations that we may enter into in the future or any future capital raising transactions. We will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2022 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of March 31, 2023 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except as previously reported in prior filings with the Securities and Exchange Commission, there were no sales of unregistered securities for the three-months ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RETINALGENIX TECHNOLOGIES INC.

Date: May 18, 2023	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

