Form 10-Q/A
period 2023-03-31
RetinalGenix Technologies Inc.
filed 2023-05-30
CIK 1836295

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

(707) 775-0713

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

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission solely to correct a typographical error regarding the registrant’s telephone number. As previously filed, the first page of the Quarterly Report reflected an incorrect telephone number for the registrant which has been corrected in this Amended Report. No other changes have been made to the Original Form 10-Q.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Report to be signed on its behalf by the undersigned thereunto duly authorized.

RETINALGENIX TECHNOLOGIES INC.

Date: May 30, 2023	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

