Form 10-K/A
period 2022-12-31
RetinalGenix Technologies Inc.
filed 2023-06-15
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference: None.

EXPLANATORY NOTE

RetinalGenix, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original Form 10-K”) filed with the Securities and Exchange Commission on March 31, 2023.

The Amendment is being filed for the sole purpose of including an omitted sentence in the Report of Independent Registered Public Accounting Firm in Part II, Item 8. As required by the SEC, this Amendment includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.1, 31.2, 32.1 and 32.2, hereto.

Except as described above, the Company has not modified or updated the Original 10-K or the financial statements included therein or modified any disclosures contained in the Original 10-K. Accordingly, the Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the Original 10-K, or modify or update any disclosures affected by subsequent events. Consequently, all other information not affected by the correction described above is unchanged and reflects the disclosures and other information made at the date of the filing of the Original 10-K and should be read in conjunction with our filings with the SEC subsequent to the filing of the Original 10-K, including amendments to those filings, if any.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of RetinalGenix Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RetinalGenix Technologies Inc. and Subsidiary (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

March 30, 2023

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of June, 2023.

RETINALGENIX TECHNOLOGIES INC.

/s/ Jerry Katzman
Jerry Katzman
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jerry Katzman	Chief Executive Officer, President and Director	June 15, 2023
Jerry Katzman	(Principal Executive Office and Principal Financial and Accounting Officer)

/s/ Herbert Gould	Director	June 15, 2023
Herbert Gould

/s/ Vinay Mehindru	Director	June 15, 2023
Vinay Mehindru

