Form 10-Q
period 2023-06-30
RetinalGenix Technologies Inc.
filed 2023-08-14
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(415) 578-9761

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 11, 2023 was 17,272,116.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$1,913	$38
Total Current Assets	1,913	38
Equipment, net of accumulated depreciation of $101	206	256

TOTAL ASSETS	$2,119	$294
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$697,073	$475,480
Due to Sanovas	811,176	427,933
Due to related parties	210,022	109,185
Shareholders’ notes payable	49,000	49,000
Accrued interest payable	9,679	7,759
Total Liabilities	1,776,950	1,069,357
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 17,272,116 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,783	1,783
Additional paid in capital	8,104,478	7,947,460
Accumulated deficit	(9,881,092)	(9,018,306)
Total Stockholders’ Deficit	(1,774,831)	(1,069,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,119	$294

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended
	June 30,
	2023	2022

Revenues	$-	$-
Operating expenses:
General and administrative expenses	120,097	167,385
Research and development	152,577	135,439
Stock-based compensation	78,509	55,051

Total operating expenses	351,183	357,875

Interest expense	960	1,460

Net loss	$(352,143)	$(359,335)

Net loss per share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of common shares outstanding during the period- basic and diluted	17,272,116	14,523,114

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Six Months Ended
	June 30,
	2023	2022

Revenues	$-	$-
Operating expenses:
General and administrative expenses	323,339	328,580
Research and development	380,509	292,932
Stock-based compensation	157,018	110,102

Total operating expenses	860,866	731,614

Interest expense	1,920	2,920

Net loss	$(862,786)	$(734,534)

Net loss per share - basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares outstanding during the period- basic and diluted	17,272,116	14,400,037

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND JUNE 30, 2022

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total
2022 Period
Balance as at December 31, 2021	14,221,814	$1,423	4,638,218	$(5,104,316)	$(464,675)

Stock-based compensation	-	-	55,051	-	55,051
Stock purchased by investors	60,500	61	60,439	-	60,500
Net loss	-		-	(375,199)	(375,199)

Balance as at March 31, 2022	14,282,314	$1,484	$4,753,708	$(5,479,515)	$(724,323)

Stock-based compensation	-	-	55,051	-	55,051
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	353,432	35	353,397	-	353,432
Net loss	-	-	-	(359,335)	(359,335)

Balance as at June 30, 2022	14,635,746	$1,519	$5,162,156	$(5,838,850)	$(675,175)

2023 Period
Balance as at December 31, 2022	17,272,116	$1,783	$7,947,460	$(9,018,306)	$(1,069,063)
Stock-based compensation			78,509		78,509
Net loss	-	-	-	(510,643)	(510,643)
Balance as at March 31, 2023	17,272,116	$1,783	$8,025,969	$(9,528,949)	$(1,774,831)

Stock-based compensation	-		78,509	-	78,509
Net loss	-	-		(352,143)	(352,143)
Balance as at June 30, 2023	17,272,116	$1,783	$8,104,478	$(9,881,092)	$(1,774,831)

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Six Months Ended
	June 30,
	2023	2022
Cash Flows From (Used In) Operating Activities
Net loss	$(862,786)	$(734,534)
Adjustments to reconcile net loss to net cash (used in) operating activities
Non-cash items:
Stock-based compensation expense	157,018	110,102
Depreciation expense	50	-
Expenses paid by Sanovas on behalf of Company, net	280,820	426,109
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	221,593	88,297
Increase in accrued interest	1,920	2,920
Total adjustments	661,401	627,428
Net cash (used in) operating activities	(201,385)	(107,106)

Cash Flows From Financing Activities
Proceeds from common stock sold, net of costs	-	60,500
Advances from related parties	203,260	41,686
Net cash provided by financing activities	203,260	102,186
Net increase (decrease) in cash	1,875	(4,920)
Cash at beginning of period	38	4,947
Cash at end of period	$1,913	$27

Supplemental information:
Interest paid	$-	$-
Income taxes paid	-	-

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. During the periods ended June 30, 2023 and 2022, a portion of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

The Company was formed to develop technologies to diagnose and treat ophthalmic disorders. The Company sublicensed certain technology initially developed by Sanovas from Sanovas Ophthalmology – See Note C. Since 2018, the Company has been developing its screening device and home monitoring and physician alert system.

On October 8, 2019, the Company entered into an option exchange agreement (the “Option Exchange Agreement”) with Diopsys, Inc. (“Diopsys”) pursuant to which the Company agreed to issue Diopsys an option to purchase up to 10% of its issued and outstanding shares of common stock and Diopsys granted the Company an option to purchase up to 10% of the issued and outstanding shares of common stock of Diopsys on the Closing Date (the “Option Exchange”). “Closing Date” means a date that is within 30 days of the date that all of the contingencies set forth in the Option Exchange Agreement are satisfied including, but not limited to, approval of a product by the U.S. Food and Drug Administration. In addition, pursuant to the Option Exchange Agreement, upon the closing of the Option Exchange, the Company agreed to enter into an exclusive distribution agreement with Diopsys pursuant to which Diopsys shall act as the Company’s exclusive distributor of such product. On February 14, 2022, the Company entered into a Termination of Option Exchange Agreement (the “Termination Agreement”) with Diopsys pursuant to which the prior Option Exchange Agreement between the Company and Diopsys was terminated effective immediately and of no further force and effect, and neither party has any past, current or future obligations or liabilities to the other (or any other person or entity) with respect to any rights, obligations or any of the transactions contemplated in the Option Exchange Agreement. At the time of such termination, none of the conditions in the Option Exchange Agreement were satisfied and no options thereunder had been issued to either the Company or Diopsys. In addition, the Exclusive Distribution Agreement to be entered into between the Company and Diopsys and referred to in the Option Exchange Agreement has not been negotiated and as of the second quarter of 2022, there are no plans to move forward with Diopsys.

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

On July 5, 2022, the Company entered into an exchange agreement with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of the Company’s common stock. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to screen, monitor and provide data to profile trends and create diagnostic markers for systemic and retinal disorders in the cardiovascular, Alzheimer’s, Parkinson disease. The markers and data analysis are rapid and cost effective, thereby eliminating expensive diagnostic equipment such as MRI or CT scanning. The results are confidential to the patient and anonymous for any third party without permission of the patient. The Company accounted for this transaction as an asset acquisition in the quarter ending September 30, 2022. The estimated fair value of the transaction was $2,000,000 plus legal fees associated with the transaction of $32,889 is recorded as acquired in-process research and development costs in the associated consolidated statement of operations in the quarter ended September 30, 2022.

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $9,881,000 at June 30, 2023. In addition, as of June 30, 2023 and December 31 2022, we had liabilities of approximately $1,777,000 and $1,069,000, respectively, the majority of which is with related parties. The Company has minimal cash at June 30, 2023 and remains dependent on related parties for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company completed a private offering of shares of its common stock raising net proceeds of $60,500 in the six months ended June 30, 2022 - See Note D.

Sanovas has paid a significant portion of the Company’s operating expenses through June 2023, and was owed approximately $811,000 as of June 30, 2023 by the Company. The Company also issued shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $353,432 in May 2022 and $586,370 in November 2022 (see Note C).

As of the date of this report, the Company does not have adequate resources to fund its operations through August 2024 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

1. Basis of Presentation

The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). As of June 30, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report for the year ended December 31, 2022 (the “2022 Annual Report”).

2. Cash Equivalents

For purpose of the consolidated statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

3. Use of Estimates

In preparing the Company’s consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at June 30, 2023 or December 31, 2022. The Company’s policy is to expense any penalties and interest associated with this topic. At June 30, 2023 and December 31, 2022, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the three and six months ended June 30, 2023 and 2022, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the three and six months ended June 30, 2023, include stock options to purchase 2,360,000 shares of common stock, pre-funded warrants to purchase 28,014,540 shares of common stock, and warrants to purchase 161,500 shares of common stock. Potentially dilutive securities not included in the computation of loss per share for the three and six months ended June 30, 2022 stock options to purchase 1,882,500 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock and warrants to purchase 199,000 shares of common stock. The shares of common stock potentially issuable to Diopsys upon the resolution of specified contingencies and exercise of stock options are also excluded from the loss per share calculation for the three months ended June 30, 2022.

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

8. Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives (3 years), once the asset is placed in service. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized in the consolidated statement of operations for the respective period.

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

9. Recent Accounting Pronouncements:

The following pronouncement may have an impact on the accounting policies of the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) – Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to ASU 2019-10 the effective date for ASC 842 was deferred an additional year. The Company expects to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU when it obtains a lease. The Company does not current have a lease.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether the implementation of such proposed standards would be material to the consolidated financial statements of the Company.

NOTE C - RELATED PARTY TRANSACTIONS

Sanovas

The Company is related to Sanovas through common ownership and management. Sanovas Ophthalmology is a majority owned subsidiary of Sanovas and Jerry Katzman, the Company’s Chief Executive Officer, is also a director of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $281,000 and $106,000 in costs related to an officer      of the Company in the six months ending June 30, 2023 and 2022, respectively.

The following summarizes the transactions between the Company and Sanovas for the six months ended June 30, 2023 and 2022:

	Six months Ended
	June 30,	June 30,
	2023	2022

Balance due to ( Sanovas – beginning of year	$427,933	$142,721

Costs paid by Sanovas on the Company’s behalf	-	36,289
Costs of Sanovas allocated to the Company	280,820	168,702
Proceeds from costs charged by Sanovas to the Company, net	102,423	221,119
Retirement of due to Sanovas through the issuance of shares to Sanovas Ophthalmology	-	(353,432)

Balance due to Sanovas - end of period	$811,176	$215,398

The Company issued 353,432 and 586,370 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $353,432 in May 2022 and $586,370 in November 2022, respectively.

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through June 30, 2023 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advanced funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At June 30, 2023 and December 31, 2022, the Company had received an aggregate of $210,022 and $109,185 pursuant to such advances, respectively.

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

Common Stock

During 2019, the Company commenced a private offering of its shares of common stock at a purchase price of $1.00 per share. For the six months ended June 30, 2022, the Company sold an aggregate of 60,500 shares of its common stock, and the offering was concluded. No shares were sold in 2023.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

Preferred Stock

As of June 30, 2023 and December 31, 2022, there were 3,000,000 shares of preferred stock designated as Series F preferred stock, none of which were outstanding.

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

The Company recognized $157,018 and $110,012 of stock-based compensation expense during the six month periods ended June 30, 2023 and 2022, respectively, related to stock options which is included in the accompanying consolidated statements of operations. As of June 30, 2023, there was approximately $498,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

At June 30, 2023, there were 5,115,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through June 30, 2023:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2021	1,882,500	$1.00
Granted	502,500	1.00
Canceled	-	-
Exercised	(25,000)	1.00

Options outstanding – December 31, 2022	2,360,000	1.00
Granted	-
Canceled	-
Exercised	-
Options outstanding – June 30, 2023	2,360,000	$1.00

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of June 30, 2023 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2022	Number Exercisable at June 30, 2023
$1.00	2,360,000	6.9 Years	1,204,444	1,532,778

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

NOTE F - WARRANTS

The following table summarizes warrant activity through June 30, 2023:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2021	199,000	$1.07

Granted	-	-
Canceled	(12,500)	1.00
Exercised	(25,000)	1.00

Warrants outstanding – December 31, 2022	161,500	1.09
Granted	-
Canceled	-
Exercised	-
Warrants outstanding – June 30, 2023	161,500	$1.09

Additional information regarding the warrants outstanding as of June 30, 2023 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.00	11,500	.4 Years	11,500
$1.10	150,000	5.4 Years	150,000
	161,500		161,500

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2023 under the same terms. During the year ended December 31, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company, such that $49,000 remain outstanding at June 30, 2023 and December 31, 2022. Interest expense amounted to $1,920 and $2,920 for the six months ended June 30, 2023 and 2022, respectively. The accrued interest payable at June 30, 2023 and December 31, 2022 was $9,679 and $7,759, respectively.

NOTE H - SUBSEQUENT EVENTS

Subsequent events were reviewed through August 11, 2023, the date these consolidated financial statements were available for issuance.

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

Basis of presentation:

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) including all pronouncements of the SEC applicable to annual financial statements.

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

Results of Operations

Comparison of the six months ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations for the six months ended June 30, 2023 and 2022.

	For The Six Months Ended
	June 30,
	2023	2022	Change	% Change

Revenues	$-	$-
Expenses
General and Administrative Expenses	323,339	328,580	(5,241)	-5%
Research and Development	380,509	292,932	87,577	30%
Stock-based compensation	157,018	110,102	46,916	43%

Total Expenses	860,866	731,614	129,252	18%

Interest expense	1,920	2,920	(1,000)	(34)%

Net Loss	$(862,786)	$(734,534)	128,252	17%

Revenues

We did not recognize revenues for the six months ended June 30, 2023 and 2022.

Research and Development Expenses

	For the six months ended
	June 30,
	2023	2022

Direct costs	$363,849	$281,432
Allocated costs from Sanovas	16,660	11,500
Total Research and Development expenses	$380,509	$292,932

Research and development expenses increased by $87,577, or 30%, to $380,509 for the six months ended June 30, 2023 from $292,932 for the six months ended June 30, 2022. The increase was primarily the result of an increase in prototype related expense, engineering and technology consultants, and pilot manufacturing costs.

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $46,916, or 43%, to $157,018 for the six months ended June 30, 2023 from $110,102 for the six months ended June 30, 2022. The increase was primarily due to the recognition of expense for options issued in mid - 2022, for which expense was recognized in the first half of 2023.

General and Administrative Expenses

	For the six months ended
	June 30,
	2023	2022

Direct costs	$75,839	$135,089
Allocated costs from Sanovas	247,500	193,491
Total general and administrative expenses	$323,339	$328,580

Administrative expenses decreased by $5,241 or 2%, to $323,339 for the six months ended June 30, 2023 from $328,580 for the six months ended June 30, 2022. We have no full-time employees and have had limited funding, therefore the Company has temporarily eliminated as many costs as possible including professional fees and website and marketing. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business. Marketing and other costs allocated from Sanovas substantially ceased in 2023. Salaries allocated to the Company from Sanovas increased in 2023 since the majority of time spent by Sanovas employees were on Company activities as opposed to 2022, when Sanovas had other significant projects ongoing. Other administrative expenses were lower because of a lack of cash funding for marketing and professional fees and listing related expenses.

Comparison of the quarter ended June 30, 2023 and 2022

The following table sets forth key components of our results of operations for the three months ended June 30, 2023 and 2022.

	For The Three Months Ended
	June 30,
	2023	2022	Change	% Change

Revenues	$-	$-
Expenses
General and Administrative Expenses	120,097	167,385	(47,288)	-28%
Research and Development	152,577	135,439	17,138	13%
Stock-based compensation	78,509	55,051	23,458	43%

Total Expenses	351,183	357,875	(6,692)	-2%

Interest expense	960	1,460	(500)	-34%

Net Loss	$(352,143)	$(359,335)	(7,192)	-2%

Revenues

We did not recognize revenues for the three months ended June 30, 2023 and 2022.

Research and Development Expenses

	For the three months ended
	June 30,
	2023	2022

Direct costs	$135,917	$125,439
Allocated costs from Sanovas	16,660	10,000
Total Research and Development expenses	$152,577	$135,439

Research and development expenses increased by $17,138, or 13%, to $152,577 for the three months ended June 30, 2023 from $135,439 for the three months ended June 30, 2022. The increase was primarily the result of an increase in prototype related expense, engineering and technology consultants, and pilot manufacturing costs.

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $23,458, or 43%, to $78,509 for the three months ended June 30, 2023 from $55,051 for the three months ended June 30, 2022. The increase was primarily due to the recognition of expense for options issued in mid - 2022, for which expense was recognized in the second quarter of 2023.

General and Administrative Expenses

	For the three months ended
	June 30,
	2023	2022

Direct costs	$(3,653)	$69,725
Allocated costs from Sanovas	123,750	97,660
Total general and administrative expenses	$120,097	$167,385

Administrative expenses decreased by $47,288 or 28%, to $120,097 for the three months ended June 30, 2023 from $167,385 for the three months ended June 30, 2022. We have no full-time employees and have had limited funding to progress our internal projects. The decrease in general and administrative expenses    was primarily due a lack of funding available to procure services and settlement of amounts owed to certain vendors, partially offset by an increase in compensation allocated to us from Sanovas from approximately $90,000 to $120,000 during the three months ended June 30, 2023 and 2022, respectively, due to an increase in Sanovas staff working on our related projects. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business. Other administrative expenses were slightly higher and related primarily to increased professional fees and listing related expenses.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the three months ended June 30, 2023, we received $188,370 of cash advances and allocated services from Sanovas. We have settled a portion of the amounts due to Sanovas through the periodic issuance of shares of common stock, including 353,432 shares issued in May 2022 in settlement of the amounts due to Sanovas of $353,432 and 586,370 shares issued in November 2022 in settlement of the amounts due to Sanovas of $586,370.

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

Cash Flow Activities for the six months ended June 30, 2023 and 2022

The following table sets forth a summary of our cash flows for the periods presented:

	For The Six Months Ended
	June 30,
	2023	2022

Net cash used in operating activities	$(201,385)	$(107,106)
Net cash provided by financing activities	203,260	102,186

Net increase (decrease) in cash	1,875	(4,920)
Cash at beginning of the period	38	4,947
Cash at end of the period	$1,913	$27

Operating Activities

Net cash used in operating activities was $201,385 for the six months ended June 30, 2023 and $107,106 for the six months ended June 30, 2022, the increase was driven by higher R&D costs partially offset by a reduction in costs allocated from Sanovas to us and increases in accounts payable due to a lack of funding. The cash flow used in operating activities in 2023 was driven by the net loss of $862,786 offset in part by non-cash expenses of $157,018 and an increase in accounts payable and accrued interest payable of $221,593. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $280,2820 during the six months ended June 30, 2023, and we received $102,423 of net cash advances from Sanovas, for a net change in cash of $1,875.

Net cash used in operating activities was $107,106 for the six months ended June 30, 2022, the decrease driven by a reduction in salaries allocated from Sanovas to the Company and expenditures by third-party consultants and engineers on the prototype development. The cash flow used in operating activities in 2022 was driven by the net loss of $734,534 offset in part by non-cash stock-based compensation expense of $110,102 and an increase in accounts payable and accrued interest payable of $91,217. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $204,991 and we received $221,119 of net cash advances from Sanovas during the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was $203,260 and $102,186 during the six months ended June 30, 2023 and 2022, respectively, attributable to proceeds from advances from related parties and Sanovas of $203,260 in the six months ended June 30, 2023, and the sale of common stock of $60,500 and proceeds from advances from related parties of $41,686 in the six months ended June 30, 2022.

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

Recently Issued and Adopted Accounting Standards

The following pronouncement may have an impact on the accounting policies of the Company:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The FASB issued ASU No. 2018-10 “Codification Improvements to Topic 842, Leases” (“ASU 2018-10”), ASU No. 2018-11 “Leases (Topic 842) Targeted Improvements” (“ASU 2018-11”) in July 2018, and ASU No. 2018-20 “Leases (Topic 842) - Narrow Scope Improvements for Lessors” (“ASU 2018-20”) in December 2018. ASU 2018-10 and ASU 2018-20 provide certain amendments that affect narrow aspects of the guidance issued in ASU 2016-02. ASU 2018-11 allows all entities adopting ASU 2016-02 to choose an additional (and optional) transition method of adoption, under which an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Pursuant to ASU 2019-10 the effective date for ASC 842 was deferred an additional year. We expect to recognize operating lease right-of-use assets and lease liabilities on the balance sheet upon adoption of this ASU for its 2022 financial period  . We do not current have any leases.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether the implementation of such proposed standards would be material to our consolidated financial statements.

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

TEM 3. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We are considering various remediation measures, including hiring internal accounting resources or using outside providers to provide additional resources and capabilities as well as implementing a more formal accounting and financial reporting system to mitigate such material weakness, but have not yet adopted or implemented any such measures. When we have sufficient business activity and funding available, we intend to begin to implement remediation measures to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We hope to complete the implementation, remediation and test of the new procedures in the first half of 2024  , as resources permit us to spend time and money on building finance infrastructure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2023, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the years ended December 31, 2022 and December 31, 2021, were $3,913,990 and $2,179,294, respectively, and our accumulated deficit as of December 31, 2022 and December 31, 2021 was $9,018,306 and $5,104,316, respectively. Our net losses for the six months ended June 30, 2023 and 2022, were $862,786 and $734,534, respectively, and our accumulated deficit as of June 30, 2023 was $9,881,092. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of June 30, 2023, we had cash, of $1,913. In addition, as of June 30, 2023, we had liabilities of $1,776,950. As of the date of this report, we do not have adequate resources to fund our operations through August 2024 without considering any potential future milestone payments that we may receive under any new collaborations that we may enter into in the future or any future capital raising transactions. We will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2022 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of June 30, 2023 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RETINALGENIX TECHNOLOGIES INC.

Date: August 14, 2023	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

