Form 10-Q
period 2023-09-30
RetinalGenix Technologies Inc.
filed 2023-11-14
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 14, 2023 was 17,588,811.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	December 31, 2022 (Audited)
ASSETS
Current Assets
Cash	$44	$38
Total Current Assets	44	38
Equipment, net of accumulated depreciation of $126	181	256

TOTAL ASSETS	$225	$294
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	751,388	475,480
Due to Sanovas	901	427,933
Due to related parties	270,827	109,185
Shareholders’ notes payable	49,000	49,000
Accrued interest payable	10,639	7,759
Total Liabilities	1,082,755	1,069,357
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 17,588,811 shares issued and outstanding at September 30, 2023 and 17,272,116 shares issued and outstanding at December 31, 2022	1,814	1,783
Additional paid in capital	9,483,215	7,947,460
Accumulated deficit	(10,567,559)	(9,018,306)
Total Stockholders’ Deficit	(1,082,530)	(1,069,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$225	$294

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended
	September 30,
	2023	2022

Revenues	$-	$-
Operating expenses:
General and administrative expenses	167,046	201,148
Research and development	89,778	198,504
Acquired in-process research and development	-	2,032,889
Stock-based compensation	428,683	70,689

Total operating expenses	685,507	2,503,230

Interest expense	960	1,261

Net loss	$(686,467)	$(2,504,491)

Net loss per share - basic and diluted	$(0.04)	$(0.15)

Weighted average number of common shares outstanding during the period- basic and diluted	17,275,635	16,564,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Nine Months Ended
	September 30,
	2023	2022

Revenues	$-	$-
Operating expenses:
General and administrative expenses	490,385	529,728
Research and development	470,287	491,436
Acquired in process research and development	-	2,032,889
Stock-based compensation	585,701	180,791

Total operating expenses	1,546,373	3,234,844

Interest expense	2,880	4,180

Net loss	$(1,549,253)	$(3,239,044)

Net loss per share - basic and diluted	$(0.09)	$(0.21)

Weighted average number of common shares outstanding during the period- basic and diluted	17,273,289	15,127,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND SEPTEMBER 30, 2022

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balance as at December 31, 2021	14,221,814	$1,423	4,638,218	$(5,104,316)	$(464,675)

Stock-based compensation	-	-	55,051	-	55,051
Stock purchased by investors	60,500	61	60,439	-	60,500
Net loss	-		-	(375,199)	(375,199)
Balance as at March 31, 2022	14,282,314	$1,484	$4,753,708	$(5,479,515)	$(724,323)

Stock-based compensation	-	-	55,051	-	55,051
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	353,432	35	353,397	-	353,432
Net loss	-	-	-	(359,335)	(359,335)
Balance as at June 30, 2022	14,635,746	$1,519	$5,162,156	$(5,838,850)	$(675,175)

Stock-based compensation	-	-	70,689	-	70,689
Issuance of shares upon acquisition of DNA/GPS	2,000,000	200	1,999,800	-	2,000,000
Exercise of options and warrants	50,000	5	49,995	-	50,000
Net loss	-	-	-	(2,504,491)	(2,504,491)
Balance as at September 30, 2022	16,835,746	$1,724	$7,282,640	$(8,343,341)	$(1,058,977)

Balance as at December 31, 2022	17,272,116	$1,783	$7,947,460	$(9,018,306)	$(1,069,063)
Stock-based compensation	-	-	78,509	-	78,509
Net loss	-	-	-	(510,643)	(510,643)
Balance as at March 31, 2023	17,272,116	$1,783	$8,025,969	$(9,528,949)	$(1,501,197)

Stock-based compensation	-	-	78,509	-	78,509
Net loss	-	-		(352,143)	(352,143)
Balance as at June 30, 2023	17,272,116	1,783	$8,104,478	$(9,881,092)	$(1,774,831)

Stock-based compensation	-	-	428,683	-	428,683
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	316,695	31	950,055	-	950,086
Net loss	-	-		(686,467)	(686,467)
Balance as at September 30, 2023	17,588,811	$1,814	$9,483,215	$(10,567,559)	$(1,082,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended
	September 30,
	2023	2022
Cash Flows (Used In) Operating Activities
Net loss	$(1,549,253)	$(3,239,044)
Adjustments to reconcile net loss to net cash (used in) operating activities
Non-cash items:
Stock-based compensation expense	585,701	180,791
Acquired in-process research and development	-	2,000,000
Depreciation expense	75	25
Expenses paid by Sanovas on behalf of Company, net	523,053	772,581
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	275,908	115,405
Increase in accrued interest payable	2,880	4,180
Total adjustments	1,387,617	3,072,982
Net cash (used in) operating activities	(161,636)	(166,062)

Cash Flows (used in) Investing activities - Equipment purchase	-	(307)

Cash Flows From Financing Activities
Proceeds from common stock sold, net of costs	-	60,500
Proceeds from exercise of options and warrants	-	25,000
Advances from related parties	161,642	79,534
Net cash provided by financing activities	161,642	165,034
Net increase (decrease) in cash	6	(1,315)
Cash at beginning of period	38	4,947
Cash at end of period	$44	$3,632

Supplemental information:
Interest paid	$-	$-
Income taxes paid	-	-
Retirement of due to Sanovas through the issuance of common stock to Sanovas Ophthalmology LLC (Note C)	$950,086	$353,432
Offset of note payable-affiliates through the exercise of warrants	$-	$25,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. During the periods ended September 30, 2023 and 2022, a portion of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

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

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $10,568,000 at September 30, 2023. At September 30, 2023, the Company has $44 in cash. In addition, as of September 30, 2023 and December 31 2022, the Company had liabilities of approximately $1,083,000 and $1,069,000, respectively, approximately 30% and 55%, respectively, of which is with related parties. The Company has minimal cash at September 30, 2023 and remains dependent on related parties for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company completed a private offering of shares of its common stock raising net proceeds of $60,500 in the nine months ended September 30, 2022 - See Note D. In February 2021, the Company entered into an agreement with an investment banker to raise funds for the Company which led to the private offering of shares mentioned above.

Sanovas has paid a significant portion of the Company’s operating expenses through September 2023, and was owed approximately $900 as of September 30, 2023 by the Company. The Company also issued shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $353,432 in May 2022, $586,370 in November 2022 and $950,086 in September 2023 (see Note C).

As of the date of this report, the Company does not have adequate resources to fund its operations through November 2023 without considering any potential future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

1. Basis of Presentation

The unaudited interim Condensed Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and include the Company’s consolidated subsidiary. Certain information and disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, these unaudited interim Condensed Consolidated Financial Statements and accompanying footnotes should be read in conjunction with the Company’s audited Consolidated Financial Statements as of and for the year ended December 31, 2022. In the opinion of management, all adjustments, of a normal recurring nature, considered necessary for a fair presentation have been included in the Condensed Consolidated Financial Statements. The results of operations for the nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at September 30, 2023 or December 31, 2022. The Company’s policy is to expense any penalties and interest associated with this topic. At September 30, 2023 and December 31, 2022, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the three and nine months ended September 30, 2023 and 2022, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the three and nine months ended September 30, 2023, include stock options to purchase 2,660,000 shares of common stock, pre-funded warrants to purchase 28,014,540 shares of common stock, and warrants to purchase 160,000 shares of common stock. Potentially dilutive securities not included in the computation of loss per share for the three and nine months ended September 30, 2022 stock options to purchase 2,360,000 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock and warrants to purchase 161,500 shares of common stock. The shares of common stock potentially issuable to Diopsys upon the resolution of specified contingencies and exercise of stock options are also excluded from the loss per share calculation for the three and nine months ended September 30, 2022.

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

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $371,000 and $106,000 in costs related to an officer of the Company in the nine months ending September 30, 2023 and 2022, respectively.

The following summarizes the transactions between the Company and Sanovas for the nine months ended September 30, 2023 and 2022:

	Nine months Ended
	September 30,	September 30,
	2023	2022

Balance due to Sanovas – beginning of year	$427,933	$142,721

Costs paid by Sanovas on the Company’s behalf	-	79,200
Costs of Sanovas allocated to the Company	421,231	292,452
Proceeds from costs charged by Sanovas to the Company, net	101,823	400,839
Retirement of due to Sanovas through the issuance of shares to Sanovas Ophthalmology	(950,086)	(353,432)

Balance due to Sanovas - end of period	$901	$561,870

The Company issued 316,695, 353,432 and 586,370 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $950,086 in September 2023, $353,432 in May 2022 and $586,370 in November 2022, respectively.

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through September 30, 2023 under this Sublicense Agreement.

Due to related parties

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advanced funds or paid expenses on behalf of the Company. There are no formal notes or repayment plans for such advances. As of September 30, 2023 and December 31, 2022, the Company had received an aggregate of $270,827 and $109,185 pursuant to such advances, respectively, which are included in due from related parties on the accompanying condensed consolidated balance sheet.

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

Common Stock

During 2019, the Company commenced a private offering of its shares of common stock at a purchase price of $1.00 per share. For the nine months ended September 30, 2022, the Company sold an aggregate of 60,500 shares of its common stock, and the offering was concluded. No shares were sold in 2023.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

Preferred Stock

As of September 30, 2023 and December 31, 2022, there were 3,000,000 shares of preferred stock designated as Series F preferred stock, none of which were outstanding.

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

In September 2023, the Company issued stock options to purchase up to 300,000 shares of common stock at an exercise price of $3.00 per share to consultants pursuant to the Plan. The options vest immediately and are exercisable over a three-year period. The estimated aggregate fair value of the stock options at the date of grant was determined to be $350,175 using a Black Scholes model.

The Company recognized $585,701 and $180,791 of stock-based compensation expense during the nine month periods ended September 30, 2023 and 2022, respectively, related to stock options which is included in the accompanying consolidated statements of operations. As of September 30, 2023, there was approximately $420,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

At September 30, 2023, there were 5,485,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through September 30, 2023:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2021	1,882,500	$1.00
Granted	502,500	1.00
Canceled	-	-
Exercised	(25,000)	1.00

Options outstanding – December 31, 2022	2,360,000	1.00
Granted	300,000	3.00
Canceled	-
Exercised	-
Options outstanding – September 30, 2023	2,660,000	$1.23

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of September 30, 2023 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2022	Number Exercisable at September 30, 2023
$1.00	2,360,000	6.9 Years	1,204,444	1,989,444
$3.00	300,000	2.9 years	-	300,000

The fair value of each option grant was estimated on the date of grant to be $1.17 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2023:

Risk-free interest rates	2.85%
Expected life in years	1.5
Expected volatility	80%
Expected dividend yield	0%
Fair value common stock	$3.00

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

NOTE F - WARRANTS

The following table summarizes warrant activity through September 30, 2023:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2021	199,000	$1.07

Granted	-	-
Canceled	(12,500)	1.00
Exercised	(25,000)	1.00

Warrants outstanding – December 31, 2022	161,500	1.09
Granted	-
Canceled	(11,500)	1.00
Exercised	-
Warrants outstanding – September 30, 2023	150,000	$1.10

Additional information regarding the warrants outstanding as of September 30, 2023 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.10	150,000	4.8 Years	150,000

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2023 under the same terms. During the year ended December 31, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to such noteholder from the Company, such that $49,000 remain outstanding at September 30, 2023 and December 31, 2022. Interest expense amounted to $2,880 and $4,180 for the nine months ended September 30, 2023 and 2022, respectively. The accrued interest payable at September 30, 2023 and December 31, 2022 was $10,639 and $7,759, respectively.

NOTE H - SUBSEQUENT EVENTS

The Company has evaluated the effect of events and transactions subsequent to September 30, 2023 through the date of issuance of the condensed consolidated financial statements, and determined that no subsequent events have occurred that require recognition in the condensed consolidated financial statements.

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

We have been issuing shares of our common stock pursuant to a private placement raising approximately $3.0 million from the sale of 3,010,000 shares of common stock from January 2019 through December 31, 2021. An additional 60,500 shares were sold in January 2022 pursuant to this private placement.

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

On July 5, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which we acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of our common stock with an estimated fair value of $1.00 per share. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with our retinal imaging capabilities. The combined technology is expected to have the ability to provide diagnoses of systemic and retinal diseases. We accounted for this transaction as an asset acquisition in the quarter ending September 30, 2022, and recorded the estimated purchase consideration and related expenses of approximately $2,032,000 as in process research and development in the accompanying consolidated statement of operations.

In September 2023, the Company retired $950,086 due to Sanovas through the issuance of 316,695 shares of common stock to Sanovas Opthalmology, LLC.

Basis of presentation:

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) including all pronouncements of the SEC applicable to annual financial statements.

All intercompany accounts and transactions have been eliminated in consolidation.

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

Results of Operations

Comparison of the nine months ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations for the nine months ended September 30, 2023 and 2022.

	For The Nine Months Ended
	September 30,
	2023	2022	Change	(% Change)

Revenues	$-	$-
Expenses
General and Administrative Expenses	490,385	529,728	(39,343)	(7)%
Research and Development	470,287	491,436	(21,149)	(4)%
Stock-based compensation	585,701	180,791	404,910	224%
Acquired in process research and development	-	2,032,889	(2,032,889)	(100)%
Total Expenses	1,546,373	3,234,844	(1,688,471)	(52)%

Interest expense	2,880	4,180	(1,300)	(31)%

Net Loss	$(1,549,253)	$(3,239,024)	(1,689,771)	(52)%

Revenues

We did not recognize revenues for the nine months ended September 30, 2023 and 2022.

Research and Development Expenses

	For the nine months ended
	September 30,
	2023	2022

Direct costs	$420,307	$479,936
Allocated costs from Sanovas	49,980	11,500
Total Research and Development expenses	$470,287	$491,436

Research and development expenses decreased by $21,149, or 4%, to $470,287 for the nine months ended September 30, 2023 from $491,436 for the nine months ended September 30, 2022. The decrease was primarily the result of a decrease in engineering and technology consultants, and pilot manufacturing costs.

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $404,910, or 224%, to $585,701 for the nine months ended September 30, 2023 from $180,791 for the nine months ended September 30, 2022. The increase was primarily due to the recognition of expense for options issued in September 2023 which was recognized immediately.

General and Administrative Expenses

	For the nine months ended
	September 30,
	2023	2022

Direct costs	$119,135	$184,543
Allocated costs from Sanovas	371,250	345,185
Total general and administrative expenses	$490,385	$529,728

Administrative expenses decreased by $39,343 or 7%, to $490,385 for the nine months ended September 30, 2023 from $529,728 for the nine months ended September 30, 2022. We have no full-time employees and we have had limited funding, therefore the Company has temporarily eliminated as many costs as possible including professional fees and website and marketing. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business. Marketing and other costs allocated from Sanovas substantially ceased in 2023. Salaries allocated to the Company from Sanovas increased in 2023 since the majority of time spent by Sanovas employees were on Company activities as opposed to 2022, when Sanovas had other significant projects ongoing. Other administrative expenses were lower because of a lack of cash funding for marketing and professional fees and listing related expenses.

Acquired in-process research and development

Acquired in-process research and development presents the estimated fair value of the acquired technology held by GPS/DNA when we acquired that company in July 2022. The transaction met the screen test as an asset acquisition for accounting purposes. The estimated fair value of the transaction ($2,000,000 plus direct costs to complete the transaction of $32,889) are classified within this account in the consolidated statement of operations.

Comparison of the quarter ended September 30, 2023 and 2022

The following table sets forth key components of our results of operations for the three months ended September 30, 2023 and 2022.

	For The Three Months Ended
	September 30,
	2023	2022	Change	(% Change)

Revenues	$-	$-
Expenses
General and Administrative Expenses	167,046	201,148	(34,102)	(17)%
Research and Development	89,778	198,504	(108,726)	(55)%
Stock-based compensation	428,683	70,689	357,994	506%
Acquired in process research and development	-	2,032,889	(2,032,889)	(100)
Total Expenses	685,507	2,503,230	(1,817,723)	(732)%

Interest expense	960	1,261	(301)	(24)%

Net Loss	$(686,467)	$(2,504,491)	(1,818,024)	(73)%

Revenues

We did not recognize revenues for the three months ended September 30, 2023 and 2022.

Research and Development Expenses

	For the three months ended
	September 30,
	2023	2022

Direct costs	$73,118	$198,504
Allocated costs from Sanovas	16,660	-
Total Research and Development expenses	$89,778	$198,504

Research and development expenses decreased by $108,726, or 55%, to $89,778 for the three months ended September 30, 2023 from $198,504 for the three months ended September 30, 2022. The decrease was primarily the result of a decrease in engineering and technology consultants, and pilot manufacturing costs.

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $357,994, or 506%, to $428,683 for the three months ended September 30, 2023 from $70,689 for the three months ended September 30, 2022. The increase was primarily due to the recognition of expense for options issued in September 2023, for which expense was recognized immediately.

General and Administrative Expenses

	For the three months ended
	September 30,
	2023	2022

Direct costs	$43,296	$49,454
Allocated costs from Sanovas	123,750	151,694
Total general and administrative expenses	$167,046	$201,148

Administrative expenses decreased by $34,102 or 17%, to $167,046 for the three months ended September 30, 2023 from $201,148 for the three months ended September 30, 2022. We have no full-time employees and have had limited funding to progress our internal projects. The decrease in general and administrative expenses was primarily due a lack of funding available to procure services. During the three months ended September 30, 2023 compared to 2022, the decrease in costs allocated from Sanovas, was due to smaller amount of staff available to work on our projects. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business.

Acquired in-process research and development

Acquired in-process research and development presents the estimated fair value of the acquired technology held by GPS/DNA when we acquired that company in July 2022. The transaction met the screen test as an asset acquisition for accounting purposes. The estimated fair value of the transaction ($2,000,000 plus direct costs to complete the transaction of $32,889) are classified within this account in the statement of operations.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the nine months ended September 30, 2023, we received $101,823 of cash advances and allocated services from Sanovas. We have settled a portion of the amounts due to Sanovas through the periodic issuance of shares of common stock, including 353,432 shares issued in May 2022 in settlement of the amounts due to Sanovas of $353,432, and 586,370 shares issued in November 2022 in settlement of the amounts due to Sanovas of $586,370 and 316,695 shares issued in September 2023 in settlement of the amounts due to Sanovas of $950,086.

As of the date of this report, we do not have adequate resources to fund our operations through November 2023

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

Our current cash is not expected to support our operations beyond November 2023.

Cash Flow Activities for the nine months ended September 30, 2023 and 2022

The following table sets forth a summary of our cash flows for the periods presented:

	For The Nine Months Ended
	September 30,
	2023	2022

Net cash (used in) operating activities	$(161,636)	$(166,042)
Net cash provided by financing activities	161,642	165,034
Net cash (used in) investing activities	-	(307)
Net increase (decrease) in cash	6	(1,315)
Cash at beginning of the period	38	4,947
Cash at end of the period	$44	$3,632

Operating Activities

Net cash used in operating activities was $161,636 for the nine months ended September 30, 2023 and $166,042 for the nine months ended September 30, 2022. The cash flow used in operating activities in 2023 was driven by the net loss of $1,549,253 offset in part by non-cash stock-based compensation expenses of $585,701 and an increase in accounts payable and accrued liabilities of $278,788. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $421,230 during the nine months ended September 30, 2023. During the nine months ended September 30, 2023 we received $101,823 of net cash advances from Sanovas.

Net cash used in operating activities was $166,042 for the nine months ended September 30, 2022 The cash flow used in operating activities in 2022 was driven by the net loss of $3,239,044 offset in part by non-cash expenses of $2,180,816 (including $2,000,000 from the issuance of shares to acquire in-process research and development and approximately $181,000 of stock-based compensation expense) and an increase in accounts payable and accrued interest payable of $119,585. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $371,742 during the nine months ended September 30, 2022, and we received $400,839 of net cash advances from Sanovas.

Financing Activities

Net cash provided by financing activities was $161,642 and $165,034 during the nine months ended September 30, 2023 and 2022, respectively, attributable to proceeds from advances from related parties other than Sanovas of $161,642 in the nine months ended September 30, 2023, and the sale of common stock of $60,500, proceeds from the exercise of stock options and warrants of $25,000 and proceeds from advances from related parties of $79,534 in the nine months ended September 30, 2022.

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

JOBS Act

We are an “emerging growth company,” as defined in Section 2(a) the Securities Act, as modified by the JOBS Act. For as long as we continue to be an emerging growth company, we also intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of auditor attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We are considering various remediation measures, including hiring internal accounting resources or using outside providers to provide additional resources and capabilities as well as implementing a more formal accounting and financial reporting system to mitigate such material weakness, but have not yet adopted or implemented any such measures. When we have sufficient business activity and funding available, we intend to begin to implement remediation measures to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We hope to complete the implementation, remediation and test of the new procedures in the first half of 2024, as resources permit us to spend time and money on building finance infrastructure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2023, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. Notwithstanding the foregoing, Sanovas, Inc. (“Sanovas”), the majority stockholder of Sanovas Ophthalmology, LLC which is our majority stockholder, commenced an action in the Court of Chancery of the State of Delaware against Halo Management LLC (“Halo”) and Lawrence Gerrans seeking an order declaring that any rights that Halo and/or Mr. Gerrans may have with respect to any equity securities in Sanovas and each of its affiliated subsidiaries (including, but not limited to, our Company) are void or voidable and may be cancelled. During the quarter ended September 30, 2023, there were no material developments with respect to this litigation. See note D to the Notes to financial statements for additional information with respect to this litigation.

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

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the years ended December 31, 2022 and December 31, 2021, were $3,913,990 and $2,179,294, respectively, and our accumulated deficit as of December 31, 2022 and December 31, 2021 was $9,018,306 and $5,104,316, respectively. Our net losses for the nine months ended September 30, 2023 and 2022, were $1,549,253 and $3,239,024, respectively, and our accumulated deficit as of September 30, 2023 was $10,567,559. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2023., we had cash of $44 and liabilities of $1,082,755. As of the date of this report, we do not have adequate resources to fund our operations beyond November 2023 without considering any potential future milestone payments that we may receive under any new collaborations that we may enter into in the future or any future capital raising transactions. We will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2022 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of September 30, 2023 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September 2023, we issued 316,695 shares of common stock to Sanovas in settlement of the amounts due to Sanovas of $950,086. The shares were issued in a transaction exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) thereof. Except for the foregoing, we had no sales of unregistered securities during the quarter ended September 30, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RETINALGENIX TECHNOLOGIES INC.

Date: November 14, 2023	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer and Principal Financial and Accounting Officer)

