Form 10-K
period 2023-12-31
RetinalGenix Technologies Inc.
filed 2024-04-01
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15,506,590 (based upon the closing sale price of the registrant’s common stock reported on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

Number of shares of common stock outstanding as of March 26, 2024 was 17,785,478.

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

Risk Related to our Financial Position and Need for Capital

●	We have generated no revenue from commercial sales and our future profitability is uncertain.
●	If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.
●	Raising additional capital may cause dilution to our existing stockholders.
●	There is substantial doubt about our ability to continue as a going concern.
●	We have incurred net losses every year and expect to continue to incur increased expenses.
●	Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.

Risk Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	Our revenues from sales of our products will be dependent upon pricing and reimbursement guidelines.
●	We will depend upon our suppliers to provide the components we require.
●	Our commercial and financial success depends on our products being accepted in the market.
●	We may face substantial competition in the future.
●	Product liability lawsuits against us could cause us to incur substantial liabilities.
●	We are dependent on information technology systems.
●	If the quality or delivery of our products does not meet our customers’ expectations, our reputation could suffer and ultimately our sales and operating earnings could be negatively impacted.
●	Failure to comply with data privacy and security laws could have a material adverse effect on us
●	We may not be successful in hiring and retaining key employees, including executive officers.
●	Our management overlaps substantially with the management and our principal stockholder.
●	We may acquire other businesses that could negatively affect our operating results and dilute our stockholders’ ownership.
●	Our failure to accurately forecast demand for our products could result in additional costs.
●	If our facilities were to experience catastrophic loss, our operations would be seriously harmed.
●	Changes in general economic conditions and geopolitical and other conditions may adversely impact our business and operating results.
●	We will be dependent upon third parties for the distribution of our products.

Risk Related to our Intellectual Property Rights

●	Our intellectual property may not be sufficient to protect our products from competition.
●	We may become involved in future lawsuits to protect or enforce our patents.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
●	We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

Risks Relating to Government Regulations

●	Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our products in the U.S., which could severely harm our business.
●	Our promotional practices will be subject to extensive government scrutiny.
●	Our product candidates require significant clinical testing before seeking regulatory approval.
●	Our success depends upon our ability to advance our product candidates.
●	We do not have experience conducting clinical trials.
●	Legislative or regulatory reform of the health care system in the U.S. may adversely impact our business.
●	We are subject to stringent domestic and foreign medical device regulations.
●	We will also be subject to stringent government regulation in foreign countries.
●	Failure by us or our distributors to comply with foreign regulations applicable to the products we design, manufacture, install or distribute could expose us to enforcement actions or other adverse consequences.
●	We will be subject to ongoing requirements and inspections.
●	We could be subject to substantial fines or damages and possible exclusion from participation in federal or state health care programs if we fail to comply with the laws and regulations applicable to our business.
●	If we fail to develop and successfully introduce new products our operating results may suffer.

Risks Related to Owning our Securities

●	Our stock price may be volatile.
●	Future sales and issuances of our securities could result in additional dilution.
●	We have never paid cash dividends and have no plans to pay cash dividends in the future.
●	The “penny stock” rules of the SEC makes transactions in our stock cumbersome.
●	Certain of our stockholders control a significant number of shares of our common stock.
●	We have availed ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
●	Our First Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and our Bylaws (the “Bylaws”) and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.
●	Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming.
●	Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.
●	Halo Management LLC may contest, and we would need then to successfully defend, the action taken by our board of directors to rescind the 3,000,000 shares of our Series F Preferred Stock that was issued to Halo.
●	Our Certificate of Incorporation and Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

ITEM 1. BUSINESS

Overview

RetinalGenix Technologies Inc. (“RetinalGenix” or the “Company”) is an ophthalmic research and development company focused on creating solutions to screen, monitor, diagnose, and treat ophthalmic, optical, and sight-threatening disorders and to enable the early detection and treatment of multiple systemic diseases through a combination of therapeutic medications and medical device technologies.

The Company is actively pursuing its mission to prevent vision loss and blindness due to ocular diseases, including diabetic retinopathy and maculopathy, in its first two devices:

1.	Retinal Imaging Screening Device, a portable, retinal imaging system providing a wide field of view without requiring pupil dilation; and

2.	RetinalCamTM, an in-home/remote location patient-activated monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7.

We intend to launch RetinalCamTM by the end of Q3 2024.

In addition to the above medical device advancements, the Company continues to make progress in development of its product candidates:

1.	RTG-2023 for the treatment of dry age-related macular degeneration (dry AMD); and

2.	RTG-2024 for the treatment of Alzheimer’s syndrome dementia.

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

We anticipate that we will need an additional $12,200,000 to (i) complete product design and testing for RetinalGeniXTM and RetinalCamTM and submit RetinalGeniXTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; and (iii) build the infrastructure for our sustained growth. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

We do not expect to generate any revenues from product sales unless and until we successfully complete development of these technologies and we do not expect to generate any revenues from product sales unless and until we successfully obtain regulatory clearance for these various assets under development. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses.

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

We had been issuing shares of our common stock pursuant to a private placement raising approximately $3.0 million from the sale of 3,070,500 shares of common stock from 2019 to January 2022.

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

Acquisition of DNA/GPS Inc.

On July 5, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which we acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of our common stock. The acquisition of DNA/GPS combines DNA/GPS’ pharmacogenetic mapping capabilities with our retinal imaging capabilities. The combined technology is expected to have the ability to provide diagnoses of systemic and retinal diseases. We accounted for this transaction as an asset acquisition in the year ending December 31, 2022, and recorded the estimated purchase consideration and related expenses as in process research and development in the accompanying consolidated statement of operations.

RetinalGeniX’s DNA/RNA GPS™ Pharmacogenetic Mapping

The acquired system will combine high-resolution retinal imaging and pharmacogenetic mapping to develop new therapeutics for sight-threatening and systemic diseases. It’s a unique screening, monitoring, and data generation platform for early detection of systemic and ocular disorders.

The application is expected to allow patients to obtain their genetic and systemic biomarkers privately, discreetly, and confidentially. The system is intended to identify, monitor, profile, and screen patients for ocular and systemic diseases, including cardiovascular, stroke, diabetes, Alzheimer’s, dementia, and Parkinson’s, at a fraction of the cost of existing methods.

This cost-effective approach intends to facilitate better drug development and enable the expansion of early detection from specialized labs to 1,000 locations, including hospitals, nursing homes, community care centers, schools, pharmacies, assisted living, walk-in clinics, doctors’ offices, ambulatory surgery centers, optical outlets, etc.

Design & Prototype Progress

The Company has engaged a leading optical design, engineering, and fabrication firm to accelerate its development timeline and expects to complete its MVP prototype in the first half of 2024.

Laboratory Partner

The Company is engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (IRB) to conduct a study to personalize medical evaluations for patients receiving treatment for wet macular degeneration, which was previously announced on October 30, 2023

The Company and Dr. Perich have engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. Blood draws are anticipated to begin in the second quarter 2024.

The Company has ended its relationship with MEDsan due to physical damage to MEDsan’s facility and their resulting inability to meet the Company’s timeline. This functionality has been replaced with Seven Springs Surgery Center.

Advisor for Therapeutic Drug Development

Avania Clinical has been contracted as the initial advisor for therapeutic drug development, specifically for the RTG-2023 and RTG-2024 product candidates. Additionally, we have filed two provisional patents related to these studies and formed an institutional review board to launch a 390-patient clinical study intended to validate the relative suitability of anti-VEGF ocular injection treatments for patient candidates with wet AMD.

Market Opportunity

Our mission is the prevention of blindness and the early detection and treatment of multiple systemic and ocular diseases. The retina reflects the earliest changes in neuro-degenerative disease, vascular, metabolic, brain functions, and blindness because the eyes are a direct extension of the brain through the optic nerve.

The main elements of our platform are: Hardware: (Our real-time high-resolution imaging and monitoring), Genetic tests (Our non-invasive DNA /RNA biomarkers to determine disease risk profiles), Pearl IRB study and subsequent blood testing to determine anti-VEGF treatment candidates and efficacy for treatment, Drug development combined with Pharmacogenetic mapping, and high-resolution imaging to discover novel applications.

Unmet need – the early diagnosis of systemic diseases

●	6 in 10 adults in the US have a chronic disease, The leading causes of death and disability and leading drivers of $4.1 trillion in annual health care costs.
●	Lack of cost-efficient and easy-to-operate high-resolution screening technology enabling early diagnosis
●	Inefficient, requiring the patient to access specialty centers and approvals away from home
●	Sophisticated technicians needed to implement MRI, CT, PET scan, ultrasound, echocardiogram, blood draws at specialty labs, retinal testing, etc.
●	Results of diagnoses generally are not immediate or confidential
●	Diagnostic equipment is based at universities, large clinics, and hospitals
●	Geographic accessibility (Rural even more limited)

Worsening Doctor-to-Patient Ratio

●	Delay in early treatment of eye and systemic diseases
●	There is expected to be physician workforce shortages throughout the country in 2030
●	Specialists needed to interpret test results
●	Inefficient, limited, and costly use of eyecare specialists
●	Staffing shortages: COVID-19 pandemic brought severe dislocation in the healthcare workforce, which was already facing provider and nursing shortages in many geographies
●	Decreasing medical professional population. The US faces a projected shortage of between 37,800 and 124,000 physicians within 12 years
●	30+ million people in the US are without health insurance
●	Worldwide, 4.5 billion people were not fully covered by essential health services

Escalating Blindness/Ocular Disease

●	Escalating blindness due to maculopathy, age-related macular degeneration (wet and dry), diabetic retinopathy and other eye diseases
●	Insufficient number of ophthalmologists and optometrists worldwide <600,000
●	Lack of early detection of central visual loss or changes due to therapeutic toxicity and various other causes
●	Drug toxicity from many sources, including therapeutics, metabolic and infectious diseases, auto-immune and vascular disorders

RetinalCamtm and Home/Remote Monitoring Market:

The US Target market consists of 1,000’s of locations including hospitals, nursing homes, community care centers, schools, pharmacies, assisted living, walk-in clinics, doctors’ offices, ambulatory surgery centers, optical outlets, etc.

In addition to age-related macular degeneration, we are addressing early detection of Diabetic Retinopathy (“DR”) which happens when too much blood sugar (glucose) associated with diabetes damages the blood vessels in the retina. As a result, the retina does not get enough oxygen and nutrients, and blood vessels can leak blood into the retina. According to the Mayo Clinic, DR is the leading cause of new cases of blindness in people 20 to 74 years of age in the United States. According to the Centers for Disease Control and Prevention (“CDC”) 2022 National Diabetes Statistics Report, more than 130 million adults are living with diabetes or prediabetes in the United States. The American Diabetes Association reports that diabetic retinopathy is the most common diabetic eye disease and a leading cause of blindness in American adults. The number of individuals with diabetic retinopathy is predicted to increase by nearly 50% to over 11 million people by 2030. According to the CDC, 34.2 million patients in the U.S. have diabetic maculopathy with 26.9 million diagnosed and 7.3 million undiagnosed. In addition, 88 million adult Americans are pre-diabetics of which 84%, or 74 million, are undiagnosed. Diabetic maculopathy affects 500 million patients globally.

Drug Development market:

Age-Related macular degeneration - Market size:

There are two forms of AMD: wet and dry. The wet form is the leading cause of permanent central vision loss. The dry form can progress to the wet type if not monitored closely by a doctor. There are 18 million cases of dry in the US Dry) Most of those 18 million do not even know that they are at risk. 200 million people worldwide are estimated to have AMD, and by 2040, this number is projected to rise to close to 300 million. The current estimated global market size is $18.3 billion in 2023 with about $5 billion in North America as of 2021

Alzheimer’s syndrome and related dementias - Market size:

Alzheimer’s is the seventh leading cause of death in the United States and is projected to cost the U.S. economy nearly one trillion dollars by 2050. In the United States alone there were 6.7 million in 2022 and projected to be 139 million by 2050. There are over 55 million people worldwide living with dementia and 2020 a reach 78 million in 2023 and 139 million by 2050. The North American Alzheimer’s therapeutic market size is estimated to be $13.7 billion by 2030. In 2022 there were 6.7 million cases in the US costing $345 billion in 2023 and that did not include the value of unpaid caregiving. Over 11 million Americans provide unpaid care for people with Alzheimer’s or other dementias. In 2022, unpaid caregivers provided an estimated 18 billion hours of care valued at $339.5 billion - nearly doubling the cost burden of this disease.

Genetic Tests -Pearl IRB for diagnostic testing services - Market size:

IRB for diagnostic testing services to personalize medical evaluations for patients receiving treatment for wet macular degeneration. (AMD)

Currently, the treatment for AMD mainly involves repeated intravitreal injection of anti-vascular endothelial growth factor (VEGF) drugs. Although it can preserve vision, repeated injections are an invasive treatment modality, which may lead to serious complications and reduce patient adherence to treatment.

Currently, patients who suffer from blindness are receiving intravitreal injections that may or may not be effective in treating their condition. Such injections are very expensive and can cost up to $2,000 per eye on average. Moreover, these injections need to be administered for the rest of the patient’s life, which poses a significant financial burden for insurance companies as well as Medicare.

According to the BrightFocus Foundation and JAMA Ophthalmology, approximately 20 million people in the United States have AMD, and nearly 1.5 million Americans have the advanced form (wet) of the disease,

Genetic Testing for Biomarkers

Through our DNA/GPS platform, we can assess millions of DNA snippets (a small portion of DNA associated with one or more genes or attributes) more rapidly than most current providers and at a significantly reduced cost.

The Company intends to offer DNA/RNA GPS™ laboratory home-use test kits to help evaluate a patient’s disease risk profile. These test kits may be combined with our Patient Portal Software Application, and our pharmacogenetic mapping and retinal imaging analysis to provide a non-invasive and cost-effective way to assess disease risk. RetinalGeniX DNA/RNA/GPS™ laboratory home-use test kits will be available for purchase via direct-to-consumers and distributors.

The goal here is to facilitate better drug selection, analysis, and validation and enable the early detection of Systemic Disease. Understanding the structure and function of DNA has helped accelerate the investigation of disease pathways, assess an individual’s genetic susceptibility to specific diseases, diagnose genetic disorders, and formulate new drugs. It is also critical to the identification of pathogens.

●	The analysis of retinal imaging provides a non-invasive and cost-effective way to evaluate a patient’s disease risk profile

●	The patient can update the database via the app, which includes current medical diagnosis, medications, illnesses, allergies, diet, and lifestyle. Medical history software application (in development)

Use of Bio-Markers

●	RNA proteins can predict future diseases years before occurrence
●	DNA markers are blood markers of current disease
●	RNA markers are proteins developed by Messenger RNA as a template and expressed as RNA Marker Proteins
●	The proteins are found in the tears, nasal canal, buccal canal, and blood

Competition

Devices:

In the device market, the ophthalmic medical technology industries utilize rapidly advancing technologies and are characterized by intense competition. There is a strong emphasis on intellectual property and proprietary products. In the device market, we face competition from different sources including ophthalmic medical technology companies, academic institutions, government agencies, and public and private research institutions.

Our critical competitive differentiators within the medical device market segment include in-home and out-of-home monitoring, 24/7 real-time auto-alert to physician’s office and home, simultaneous internal and external imaging, patient-operated (no technician needed), voice-activated operation to conduct monitoring, physician referral network, embedded patient data directory, easily portable for home monitoring use, high-resolution external imaging standard, high-resolution retinal imaging standard, price range (our pricing is well below the industry average even for those devices that do not pose a direct competitive threat.), auto-compensation (no corrective lens needed), no eye dilation is needed.

Genetic Testing for Systemic and Ocular Diseases

Through our DNA/GPS platform, we can assess millions of DNA snippets (a small portion of DNA associated with one or more genes or attributes) more rapidly than most current providers and at a significantly reduced cost.

The genetic tests may also be combined with our Patient Portal Software Application, and our pharmacogenetic mapping and retinal imaging analysis to provide a non-invasive and cost-effective way to assess disease risk.

Therapeutic drugs:

Candidate RTG 2023 for Age-Related Macular Degeneration (Dry). There are no FDA-approved drugs to prophylactically treat or stop dry AMD.

Candidate RTG 2024 for Alzheimer’s syndrome: There are 7 FDA-approved solutions that do not affect the underlying brain changes that cause symptoms, nor do they alter the course of the disease. We have filed provisional patents for two drug candidates that are already on the market for other indications. We intend to launch RetinalCamTM by the end of Q3 2024.

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

Manufacturing and Distribution

On June 24, 2021, we entered into an Amended and Restated Master Services Agreement (“Master Services Agreement”) with ADM Tronics Unlimited, Inc. (“ADM Tronics”), pursuant to which ADM Tronics will provide us with design, engineer and provide regulatory services related to RetinalGeniXTM and RetinalCamTM.

On October 8, 2019, we entered into an option exchange agreement (the “Option Exchange Agreement”) with Diopsys, Inc. (“Diopsys”) pursuant to which we shall issue Diopsys an option to purchase up to 10% of our issued and outstanding shares of common stock and Diopsys shall issue us an option to purchase up to 10% of the issued and outstanding shares of common stock of Diopsys on the Closing Date (the “Option Exchange”). “Closing Date” means a date that is within 30 days of the date that all of the contingencies set forth in the Option Exchange Agreement are satisfied including, but not limited to, approval of a product by the FDA. In addition, pursuant to the Option Exchange Agreement, upon the closing of the Option Exchange, we shall enter into an exclusive distribution agreement with Diopsys pursuant to which Diopsys shall act as our exclusive distributor of such product. The agreement was terminated on February 14, 2022, and no options were granted to Diopsys.

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

Current Intellectual property includes:

Patents Granted in 2023

Ocular Imaging and monitoring Patents (Granted)

1.	US Publication Number 20230137387 System and Method for Visualization of Ocular Anatomy Publication number:

2.	US Publication Number 20210121062 Patient Home Monitoring and Physician Alert for Ocular Anatomy

Patents applied for in 2023:

1.	Provisional patent RTG-2023 for the treatment of dry age-related macular degeneration (dry AMD)

2.	Provisional patent RTG-2024 for the treatment of Alzheimer’s syndrome dementia.

3.	US Patent Applied for Retinal Imaging Disease Risk Management System

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

Government Regulations

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

We intend to launch RetinalCamTM by the end of Q3 2024 and we intend to apply for 510(k) clearance for RetinalGeniXTM in 2024.

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

U.S. Drug Approval Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, Public Health Service Act (the “PHSA”), and implementing regulations. Products are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an Investigational New Drug which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product for its intended use;

●	submission to the FDA of an New Drug Application (NDA) for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product.;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	potential FDA audit of the nonclinical trial and clinical study sites that generated the data in support of the NDA; and

●	FDA review and approval, or licensure, of the NDA.

Before testing any drug candidate in humans, the candidate enters the preclinical testing stage. Preclinical tests, also referred to as nonclinical studies, include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations composing the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases; these phases may overlap or be combined:

●	Phase 1. The product candidate is initially introduced into healthy human volunteers and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients with the targeted disease.

●	Phase 2. The product candidate is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical trial investigators. Annual progress reports detailing the results of the clinical trials must be submitted to the FDA. Written IND safety reports must be promptly submitted to the FDA and the investigators for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The sponsor must submit an IND safety report within 15 calendar days after the sponsor determines that the information qualifies for reporting. The sponsor also must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days after the sponsor’s initial receipt of the information. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor or its data safety monitoring board may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the biological product has been associated with unexpected serious harm to subjects.

Concurrently with clinical trials, companies usually complete additional studies and must also develop additional information about the physical characteristics of the biological product as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. To help reduce the risk of the introduction of adventitious agents with use of biological products, the PHSA emphasizes the importance of manufacturing control for products whose attributes cannot be precisely defined. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other criteria, the sponsor must develop methods for testing the identity, strength, quality, potency and purity of the final biological product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the biological product candidate does not undergo unacceptable deterioration over its shelf life.

U.S. Review and Approval Processes

After the completion of clinical trials of a product, FDA approval of an NDA must be obtained before commercial marketing of the product. The BLA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The FDA may grant deferrals for submission of data, or full or partial waivers. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a significant user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee on approved products. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. No user fees are assessed on NDA a for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs and biological products that meet certain criteria. Specifically, new biological products are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. For a Fast Track biological product, the FDA may consider review of completed sections of a NDA on a rolling basis provided the sponsor provides, and the FDA accepts, a schedule for the submission of the completed sections of the NDA. Under these circumstances, the sponsor pays any required user fees upon submission of the first section of the NDA. A Fast Track designated drug candidate may also qualify for priority review, under which the FDA reviews the NDA in six months rather than ten months after it is accepted for filing.

Within 60 days following submission of the application, the FDA reviews a NDA submitted to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any NDA that it deems incomplete or not properly reviewable at the time of submission, and may request additional information. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review of the NDA. The FDA reviews the NDA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, and has an acceptable purity profile, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, safety, strength, quality, potency and purity. The FDA may refer applications for novel products or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. During the product approval process, the FDA also will determine whether a Risk Evaluation and Mitigation Strategy, or REMS, is necessary to assure the safe use of the biological product. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve a NDA without a REMS, if required.

Before approving an NDA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the NDA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. If the agency decides not to approve the NDA in its present form, the FDA will issue a complete response letter that describes all of the specific deficiencies identified in the NDA by the FDA. The deficiencies identified may be minor, for example, requiring labeling changes, or major, for example, requiring additional clinical trials. Additionally, the complete response letter may include recommended actions that the applicant might take to place the application in a condition for approval. If a complete response letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application.

If a product receives regulatory approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product.

Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling. The FDA may impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval. In addition, the FDA may require post marketing clinical trials, sometimes referred to as Phase 4 clinical trials, designed to further assess a biological product’s safety and effectiveness, and testing and surveillance programs to monitor the safety of approved products that have been commercialized.

In addition, under the Pediatric Research Equity Act, an NDA or supplement to a NDA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

Post-Approval Requirements

Any products for which we receive FDA approvals will be subject to continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, and complying with FDA promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting products for uses or in patient populations that are not described in the product’s approved uses, known as ‘off-label’ use, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet. Although physicians may prescribe legally available products for off-label uses, if the physicians deem to be appropriate in their professional medical judgment, manufacturers may not market or promote such off-label uses.

In addition, quality control and manufacturing procedures must continue to conform to applicable manufacturing requirements after approval to ensure the long-term stability of the product. cGMP regulations require among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved products are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP and other laws. Accordingly, manufacturers must continue to expend time, money, and effort in the area of production and quality control to maintain cGMP compliance. Discovery of problems with a product after approval may result in restrictions on a product, manufacturer, or holder of an approved NDA, including, among other things, recall or withdrawal of the product from the market. In addition, changes to the manufacturing process are strictly regulated, and depending on the significance of the change, may require prior FDA approval before being implemented. Other types of changes to the approved product, such as adding new indications and claims, are also subject to further FDA review and approval.

The FDA also may require post-marketing testing, known as Phase 4 testing, and surveillance to monitor the effects of an approved product. Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our product candidates under development.

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

Employees-Human Capital

As of December 31, 2023, we had no employees. We utilize certain Sanovas’ personnel for our business and are allocated the proportion of payroll costs applicable to such usage from Sanovas. In addition, we utilize the services of consultants such as our newly retained interim Chief Financial Officer (see below).

New Management and Appointees

In the last year, RetinalGenix has made a concerted effort to bolster its ability to continue the development of its leading products and propel capital raising efficiency. As previously announced, on December 1, 2023, Virender Ahluwalia was hired as consultant to serve as our Interim Chief Financial Officer (“CFO”). As contemplated by the addition of a CFO, the Company anticipates enhanced reporting and collaboration with other corporate advisors to prepare for eventual capital raising needs.

Furthermore, on December 4, 2023, Dessy Boneva MD was appointed to the Board of Directors. Dr. Boneva is a renowned surgeon and educator at the University of South Florida (USF), fitting seamlessly into a position where she can help influence RetinalGenix’s efforts to produce pharmaceuticals and technologies suitable for use in ophthalmology and systemic disease.

Also in December 2023, the Therapeutics Advisory Committee was expanded to include Fred Chasalow Ph.D., Dr. Anatoly Dritschilo, MD, Dr. Larry Perich, and Marguerite McDonald, MD.

Fred Chasalow Ph.D. heads up the clinical drug therapy program. His expertise includes establishing diagnostic methods, the discovery of novel steroids, holding chief research positions, and identifying key scientific developments.

Dr. Anatoly Dritschilo brings the perspective of another medical educator and entrepreneur affiliated with Georgetown University. Dr. Dritschilo is a renowned educator, inventor, translational scientist, and business executive. He has provided clinical services to thousands of patients presenting with cancers. His 250+ scientific publications and 12 issued patents earned him election as a Fellow of the National Academy of Inventors. With his aid, the Company will be in a greater position to execute its short-term goals of developing patented Pharmacogenetic Mapping software and progressing the RTGN studies.

Dr. Larry Perich oversees the Company’s DNA GPS program. He is recognized internationally as a leader in excimer laser surgery and has performed over 75,000 cataract surgeries. His eye centers provide care for over 120,000 patients annually. On July 5, 2022, RetinalGenix purchased his DNA GPS pharmacogenetic mapping technology company.

Dr. Marguerite McDonald is a world-renowned key opinion leader and coveted founder in the scientific field of Ophthalmology. She performed the first laser refractive surgery in the United States, has given nearly 600 presentations worldwide, and published chapters in over 80 textbooks.

Earlier in the year RetinalGenix added two other members to their rapidly growing team. First, Owen Watson has joined Dr. Larry Perich’s team to aid in developing the portal and software associated with the DNA GPS program. His experience in the management of pharmacogenetics and imaging in a HIPPA-compliant database will be directly applicable to the program’s capabilities. Second, Stephen Tannenbaum has joined RetinalGenix’s Business Advisory Board. His investment banking and capital raising background provides experience in supporting the CEO, Dr. Jerry Katzman, in his vision to grow the Company both organically and through M&A.

Properties

We do not own or lease any real property or office space. We are allocated a portion of Sanovas’ office and laboratory space in Petaluma California based upon usage of such space for RetinalGenix projects.

We believe this arrangement is adequate for our current needs.

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

We were incorporated in November 2017, have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the years ended December 31, 2023 and December 31, 2022, were $2,090,889 and $3,913,990, respectively, and our accumulated deficit as of December 31, 2023 and December 31, 2022 was $11,109,195 and $9,018,306, respectively. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our products and we cannot provide any assurances that any revenues they may generate in the future will be sufficient to fund our ongoing operations. We believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our products. We anticipate that we will need an additional $12,200,000 to (i) complete product design and testing for the RetinalGeniXTM and RetinalCamTM and submit RetinalGeniXTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; Pearl IRB anti-VEGF blood draw study, and (iii) build the infrastructure for our sustained growth.

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

As of December 31, 2023, we had no cash. In addition, as of December 31, 2023, we had liabilities of $1,405,813. As of the date of this report, we do not have adequate resources to fund our operations for the next twelve months without advances from affiliates or any future capital raising transactions. We will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2023 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have incurred losses every year and expect to continue to incur increased expenses.

Our net losses for the year ended December 31, 2023 and December 31, 2021, were $2, 090,889 and $3,913,990, respectively, and our accumulated deficit as of December 31, 2023 and December 31, 2022 was $11,109,195 and $9,018,306, respectively. We anticipate that we will need an additional $12, 200,000 to to (i) complete product design and testing for the RetinalGeniXTM and RetinalCamTM and submit RetinalGeniXTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; Pearl IRB anti-VEGF blood draw study, and (iii) build the infrastructure for our sustained growth We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of December 31, 2023 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

Risks Relating to Our Business

Our revenues from sales of our products will be dependent upon pricing and reimbursement guidelines, and if pricing and reimbursement levels are inadequate to achieve profitability, our operations will suffer.

Our financial success will be dependent on our ability to price our products in a manner acceptable to government and private payors while still maintaining our profit margins. Numerous factors that may be beyond our control may ultimately impact the pricing of our products and determine whether we are able to obtain reimbursement or reimbursement at adequate levels from governmental programs and private insurance. If we are unable to obtain reimbursement or our products are not adequately reimbursed, we will experience reduced sales, our revenues likely will be adversely affected, and we may not become profitable. Obtaining reimbursement approvals is time-consuming, requires substantial management attention and is expensive. Our business will be materially adversely affected if we do not receive approval for reimbursement of our products under government programs and from private insurers on a timely or satisfactory basis. If reimbursement for our products is unavailable, limited in scope or amount, or if pricing is set at unsatisfactory levels, our business may be materially harmed.

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

In general, the development and commercialization of new medical devices and drug products is highly competitive and is characterized by extensive research and development and rapid technological change. Our customers consider many factors including product reliability, product availability, inventory consignment, price and product services provided by the manufacturer. In addition, we compete with many larger organizations with market recognition. Market share can shift as a result of technological innovation and other business factors. Major shifts in industry market share have occurred in connection with product related problems, physician advisories and safety alerts and quality problems with processes, goods and services, any of which could harm our reputation and have a material adverse effect on our operations. In addition, our competitors may develop products or other novel technologies that are more effective, safer or less costly than our products. If we fail to develop new products or enhance our existing products, our business, financial condition and results of operations may be adversely affected.

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

Our Chief Executive Officer also serves as the Chief Executive Officer of our principal stockholder, Sanovas, Inc. (“Sanovas”). Accordingly, there may be inherent, albeit non-specific, potential conflicts involved in the participation by members of each company’s management.

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

We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.

Significant disruptions to our information technology systems or breaches of information security could adversely affect our business. In the ordinary course of business, we collect, store and transmit large amounts of confidential information, and it is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. The size and complexity of our information technology systems, and those of our third-party vendors with whom we contract, make such systems potentially vulnerable to service interruptions and security breaches from inadvertent or intentional actions by our employees, partners or vendors, from attacks by malicious third parties, or from intentional or accidental physical damage to our systems infrastructure maintained by us or by third parties. Maintaining the secrecy of this confidential, proprietary, or trade secret information is important to our competitive business position. While we have taken steps to protect such information and invested in information technology, there can be no assurance that our efforts will prevent service interruptions or security breaches in our systems or the unauthorized or inadvertent wrongful use or disclosure of confidential information that could adversely affect our business operations or result in the loss, dissemination, or misuse of critical or sensitive information. A breach of our security measures or the accidental loss, inadvertent disclosure, unapproved dissemination, misappropriation or misuse of trade secrets, proprietary information, or other confidential information, whether as a result of theft, hacking, fraud, trickery or other forms of deception, or for any other reason, could enable others to produce competing products, use our proprietary technology or information, or adversely affect our business or financial condition. Further, any such interruption, security breach, loss or disclosure of confidential information, could result in financial, legal, business, and reputational harm to us and could have a material adverse effect on our business, financial position, results of operations or cash flow.

Any failure to maintain the security of information relating to our patients, customers, employees and suppliers, whether as a result of cybersecurity attacks or otherwise, could expose us to litigation, government enforcement actions and costly response measures, and could disrupt our operations and harm our reputation.

In connection with the pre-clinical and clinical development, sales and marketing of our products and services, we may from time to time transmit confidential information. We also have access to, collect or maintain private or confidential information regarding our clinical trials and the patients enrolled therein, employees, and suppliers, as well as our business. Cyberattacks are rapidly evolving and becoming increasingly sophisticated. It is possible that computer hackers and others might compromise our security measures, or security measures of those parties that we do business with now or in the future, and obtain the personal information of patients in our clinical trials, vendors, employees and suppliers or our business information. A security breach of any kind, including physical or electronic break-ins, computer viruses and attacks by hackers, employees or others, could expose us to risks of data loss, litigation, government enforcement actions, regulatory penalties and costly response measures, and could seriously disrupt our operations. Any resulting negative publicity could significantly harm our reputation, which could cause us to lose market share and have an adverse effect on our results of operations.

If our facilities were to experience catastrophic loss, our operations would be seriously harmed.

We utilize a portion of Sanovas’ facilities for our operations. Our facilities could be subject to catastrophic loss such as fire, flood, unpredictable power outages or earthquakes. All of our research and development activities, our corporate headquarters and other critical business operations are located in California. California can experience catastrophic wildfires, as well as intermittent power outages. Any such loss at any of our facilities caused by fires, flooding, power outages or earthquakes could disrupt our operations and may have a material adverse effect on our business.

Declining general economic or business conditions may have a negative impact on our business.

Continuing concerns over U.S. health care reform legislation and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence, could precipitate an economic slowdown and recession. Additionally, political changes in the U.S. and elsewhere in the world have created a level of uncertainty in the markets. If the economic climate does not improve or deteriorate, our business, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

Inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs), reduced liquidity and limits on our ability to access credit or otherwise raise capital. In an inflationary environment, such cost increases may outpace our expectations, causing us to use cash faster than forecasted. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Actual events involving reduced or limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems.

In addition, the global macroeconomic environment could be negatively affected by, among other things, COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

Unless an exemption applies, each medical device that we market in the U.S. must first undergo premarket review pursuant to the FDA by receiving clearance of a 510(k) premarket notification, receiving clearance through the de novo review process, or obtaining approval of a PMA application. Even if regulatory clearance or approval of a product is granted, the FDA may clear or approve our products only for limited indications for use. Additionally, the FDA may not grant 510(k) clearance on a timely basis, if at all, for new products or uses that we propose. The traditional FDA 510(k) clearance process for our products may take between four to nine months. However, in some cases, the FDA is requiring applicants to provide additional or different information and data for 510(k) clearance than it had previously required, and that the FDA may not rely on approaches that it had previously accepted to support 510(k) clearance. As a result, FDA 510(k) clearance may be delayed for our products in some cases.

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

Our product candidates RTG-2023 and RTG-2024 require significant clinical testing before seeking regulatory approval. If they do not receive regulatory approval or if it is not successfully commercialized, our business will be harmed.

To date we have not conducted any clinical trials, nor have we had any product candidate approved for commercial sale. It is possible that we may never be able to develop a marketable product candidate.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to RTG-2023 and RTG-2024. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our medical devices and RTG-2023 and RTG-2024, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval o, from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted a request for marketing approval to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining FDA approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a product for many reasons.

Our success depends largely upon our ability to advance our clinical product candidates, which are in early stages of development, through the various stages of drug development. If we are unable to successfully advance or develop our product candidates, our business will be materially harmed.

Our clinical product candidates, RTG-2023 and RTG-2024 are in early stages of clinical development, and their commercial viability remains subject to the successful outcome of future clinical trials, manufacturing processes, regulatory approvals and the risks generally inherent in the development of pharmaceutical product candidates. Failure to advance the development of RTG-2023 and RTG-2024 may have a material adverse effect on our business. The long-term success of our business ultimately depends upon our ability to advance the development of RTG-2023 and RTG-2024 through clinical trials, appropriately formulate and consistently manufacture it in accordance with strict specifications and regulations, obtain approval for sale by the FDA or similar regulatory authorities in other countries, and ultimately successfully commercialize it directly or with a strategic partner or licensee. We cannot assure investors that the results of our ongoing or future research, preclinical studies or clinical trials will support or justify the continued development of RTG-2023 and RTG-2024 or that we will ultimately receive approval from the FDA, or similar regulatory authorities in other countries, to advance the development of RTG-2023 and RTG-2024.

RTG-2023 and RTG-2024 must satisfy rigorous regulatory standards of safety, efficacy and manufacturing before we can advance or complete its development and before it can be approved for sale by the FDA or similar regulatory authorities in other countries. To satisfy these standards, we must engage in expensive and lengthy studies and clinical trials, develop acceptable and cost-effective manufacturing processes, and obtain regulatory approval of RTG-2023 and RTG-2024. Despite these efforts, RTG-2023 and RTG-2024 may not:

●	demonstrate clinically meaningful therapeutic or other medical benefits as compared to a patient receiving no treatment or over existing drugs or other product candidates in development to treat the same patient population;
●	have the desired therapeutic or medical effects;
●	be tolerable or free from undesirable or unexpected side effects;
●	meet applicable regulatory standards;
●	successfully commercialized by us or our licensees or collaborators.

Even if we demonstrate favorable results in preclinical studies and early-stage clinical trials, we cannot assure that the results of late-stage clinical trials will be sufficient to support the continued development of RTG-2023 and RTG-2024. Many, if not most, companies in the pharmaceutical and biopharmaceutical industries have experienced significant delays, setbacks and failures in all stages of development, including late-stage clinical trials, even after achieving promising results in preclinical testing or early-stage clinical trials. Accordingly, results from completed preclinical studies and early-stage clinical trials of our RTG-2023 and RTG-2024 may not be predictive of the results we may obtain in future late-stage trials, especially in light of the fact that we have not yet begun clinical trials Furthermore, even if the data collected from preclinical studies and clinical trials involving any of our clinical product candidates demonstrate a satisfactory safety, tolerability and efficacy profile, such results may not be sufficient to obtain regulatory approval from the FDA in the United States, or other similar regulatory agencies in other jurisdictions, which would be required to market and sell the product.

Clinical trials are risky, lengthy and expensive. We incur substantial expense for, and devote significant time and resources to, preclinical testing and clinical trials, yet cannot be certain that these tests and trials will demonstrate that a product candidate is effective and well-tolerated, or will ever support its approval and commercial sale. clinical trials require adequate supplies of clinical trial material and sufficient patient enrollment to power the trial. Delays in patient enrollment can result in increased costs and longer development times. Even if we, or a licensee or collaborator, if applicable, successfully complete clinical trials for RTG-2023 and RTG-2024, we may not receive marketing approval for RTG-2023 and RTG-2024. We cannot assure you that RTG-2023 and RTG-2024 will successfully progress further through the drug development process, or ultimately will result in an approved and commercially viable product.

We do not have experience conducting clinical trials.

We are an early-stage clinical stage company, and our success is dependent upon our ability to obtain regulatory approval for and commercialization of RTG-2023 and RTG-2024, and we have not demonstrated an ability to perform the functions necessary for the approval or successful commercialization of any product candidate. The successful commercialization of any product candidate may require us to perform a variety of functions, including:

●	undertaking preclinical development and successfully enroll subjects in clinical trials;

●	participating in regulatory approval processes;

●	formulating and manufacturing products; and

●	conducting sales and marketing activities.

We have limited experience conducting and enrolling subjects in clinical trials. To date, we have no experience conducting clinical trials. In part because of this lack of experience, we cannot guarantee that planned clinical trials will be completed or that we will not require changes to our initial trial designs. Large-scale trials require significant additional financial and management resources, monitoring and oversight, and reliance on third-party clinical investigators, consultants and contract research organization (CROs). Relying on third-party clinical investigators, CROs and manufacturers, which are all also subject to governmental oversight and regulations, may also cause us to encounter delays that are outside of our control.

Clinical trials are very expensive, time-consuming, difficult to design and implement and involve an uncertain outcome, and if they fail to demonstrate safety and efficacy to the satisfaction of the FDA, or similar regulatory authorities, we will be unable to commercialize our clinical product candidates.

Our product candidates are still in clinical development and will require extensive additional clinical testing before we are prepared to submit an NDA for regulatory approval for any indication or for any treatment regime. We cannot predict with any certainty if or when we might submit a request for regulatory approval for our product candidates, or whether any such future application would be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA may not agree with endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also time-consuming. Furthermore, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. A product candidate in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials, and the results of our Phase 1 clinical trial of the clinical product candidate as well as the pre-clinical results may not be predictive of the results of our to be proposed Phase 2 or Phase 3 trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles.

Moreover, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing.

If we are required to conduct additional clinical trials or other testing of product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may not be able to :

●	obtain marketing approval for our product candidates require additional funding not budgeted for;
●	obtain marketing approval at all;
●	obtain approval for indications or patient populations that are not as broad as intended or desired;
●	and might be subject to additional post-marketing testing requirements; or
●	have the product removed from the market after obtaining marketing approval.

Product development costs will also increase if we experience delays in testing or in receiving marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our clinical product candidates could allow our competitors to bring products to market before we do, and could impair our ability to successfully commercialize our product candidates, any of which may harm our business and results of operations.

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

As of March 29, 2024, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 82% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

We are an “emerging growth company,” as defined in the JOBS Act and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, pursuant to Section 107 of the JOBS Act, as an “emerging growth company” we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.” We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of December 31, 2023 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBER SECURITY

We maintain a cyber risk management protocol designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management protocol incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). We have undertaken, on an annual basis, to conduct an assessment of our cyber risk management processes and controls to identify, quantify, and categorize material cyber risks. In addition, we have developed a risk mitigation plan to address such risks, and where necessary, remediate potential vulnerabilities identified through the annual assessment process.

In addition, we maintain policies over areas such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We consult with a third-party specialist with regard to our cyber risk management processes and controls.

Our management team is responsible for oversight and administration of our cyber risk management protocol, and for informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. RetinalGenix’ management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes and relies on threat intelligence as well as other information obtained from governmental, public, or private sources.

As part of its review of the adequacy of our system of internal controls over financial reporting and disclosure controls and procedures, the Board of Directors is specifically responsible for reviewing the adequacy of our computerized information system controls and security related thereof. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, brief the Board of Directors on cyber vulnerabilities identified through the risk management process, the effectiveness of our cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on RetinalGenix’s processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on our business, financial condition, results of operations, cash flows or reputation. RetinalGenix acknowledges that the risk of cyber incidents is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of its business. To date, we have not had a cybersecurity incident. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. See Item 1A. “Risk Factors” for more information on cybersecurity risks.

ITEM 2. PROPERTIES

We do not own or lease any real property or office space. We are allocated a portion of Sanovas’ office and laboratory space in Petaluma California based upon usage of such space for RetinalGenix projects.

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

Shareholders

As of March 29, 2024, there were 112 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2023 or subsequent thereto in any transactions that were not registered under the Securities Act other than as disclosed in our prior filings with the SEC and as set forth below.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

RetinalGenix is an ophthalmic research and development company focused on creating solutions to screen, monitor, diagnose, and treat ophthalmic, optical, and sight-threatening disorders and to enable the early detection and treatment of multiple systemic diseases through a combination of therapeutic medications and medical device technologies.

The Company is actively pursuing its mission to prevent vision loss and blindness due to ocular diseases, including diabetic retinopathy and maculopathy, in its first two devices:

Retinal Imaging Screening Device, a portable, retinal imaging system providing a wide field of view without requiring pupil dilation; and

RetinalCamTM, an in-home/remote location patient-activated monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7.

In addition to the above medical device advancements, the Company continues to make progress in developing its product candidates:

RTG-2023 for the treatment of dry age-related macular degeneration (dry AMD); and

RTG-2024 for the treatment of Alzheimer’s syndrome dementia.

Design & Prototype Progress

The Company has engaged a leading optical design, engineering, and fabrication firm to accelerate its development timeline and expects to complete its MVP prototype in the first half of 2024.

Laboratory Partner

The Company is engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (IRB) to conduct a study to personalize medical evaluations for patients receiving treatment for wet macular degeneration, which was previously announced on October 30, 2023

The Company and Dr. Perich has engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the IRB study. Blood draws are anticipated to begin in the second quarter of 2024.

The company has ended its relationship with MEDsan due to physical damage to MEDsan’s facility and their resulting inability to meet the Company’s timeline.

New Management and Appointees

In the last year, RetinalGenix has made a concerted effort to bolster its ability to continue the development of its leading products and propel capital raising efficiency. As previously announced, on December 1, 2023, Virender Ahluwalia was hired as Interim Chief Financial Officer (“CFO”). As contemplated by the addition of a CFO, the Company anticipates enhanced reporting and collaboration with other corporate advisors to prepare for eventual capital raising needs.

Furthermore, on December 4, 2023, Dessy Boneva, MD was appointed to the Board of Directors. Dr. Boneva is a renowned surgeon and educator at the University of South Florida (USF), fitting seamlessly into a position where she can help influence RetinalGenix’s efforts to produce pharmaceuticals and technologies suitable for use in ophthalmology and systemic disease.

Also in December 2023, the Therapeutics Advisory Committee was expanded to include Fred Chasalow Ph.D., Anatoly Dritschilo, MD, Dr. Larry Perich, and Marguerite McDonald, MD.

Fred Chasalow Ph.D. heads up the clinical drug therapy program. His expertise includes establishing diagnostic methods, the discovery of novel steroids, holding chief research positions, and identifying key scientific developments.

Dr. Anatoly Dritschilo brings the perspective of another medical educator and entrepreneur affiliated with Georgetown University. Dr. Dritschilo is a renowned educator, inventor, translational scientist, and business executive. He has provided clinical services to thousands of patients presenting with cancers. His 250+ scientific publications and 12 issued patents earned him election as a Fellow of the National Academy of Inventors. With his aid, the Company will be in a greater position to execute its short-term goals of developing patented Pharmacogenetic Mapping software and progressing the RTGN studies.

Dr. Larry Perich oversees the Company’s DNA GPS program. He is recognized internationally as a leader in excimer laser surgery and has performed over 75,000 cataract surgeries. His eye centers provide care for over 120,000 patients annually. On July 5, 2022, RetinalGenix purchased his DNA GPS pharmacogenetic mapping technology.

Dr. Marguerite McDonald is a world-renowned key opinion leader and coveted founder in the scientific field of Ophthalmology. She performed the first laser refractive surgery in the United States, has given nearly 600 presentations worldwide, and published chapters in over 80 textbooks.

Earlier in the year RetinalGenix added two other members to their rapidly growing team. First, Owen Watson has joined Dr. Larry Perich’s team to aid in developing the portal and software associated with the DNA GPS program. His experience in the management of pharmacogenetics and imaging in a HIPPA-compliant database will be directly applicable to the program’s capabilities. Second, Stephen Tannenbaum has joined RetinalGenix’s Business Advisory Board. His investment banking and capital raising background provides experience in supporting the CEO, Dr. Jerry Katzman, in his vision to grow the Company both organically and through M&A.

Capital Initiatives

To date, RetinalGenix has devoted resources to designing and developing potential product candidates and securing manufacturing, sales, and distribution partners. The current products are in their final testing stages, and actionable plans are being made to gain sale approval. The Company does not expect to generate revenues from product sales until successfully completing the development of RetinalCamTM. Once regulatory clearance for the product is obtained, if necessary, they will subsequently begin sales and distribution efforts.

The Company has funded its operations for the past two years primarily through advances and borrowings from affiliates. The Company will need substantial additional funding to support continuing operations and pursue its growth strategy until they can generate significant revenue from the sales of their product candidates. However, if the budgeted business plan and capital initiatives are not followed and capital is not raised, there will be a delay or reduction in the ability to develop and commercialize the products. If favorable to the Company’s shareholders, management intends to obtain such funds primarily through continuing common stock private placements, equity and debt securities offerings, and/or potential strategic partnerships.

RetinalGenix anticipates the need for an additional $12,200,000 to:

1.	Complete product design and testing for RetinalGeniXTM and RetinalCamTM and submit RetinalGeniXTM pharmaceuticals for FDA clearance (guidance suggests that the RetinalCamTM will not require FDA clearance);

2.	Complete the development and expansion of software tools around the recently acquired DNA/GPS’s genetic mapping technology and

3.	Fund Pearl IRB blood draw program

4.	Build the infrastructure for sustained growth.

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

In addition, the Company expects to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance, and other miscellaneous expenses. Because of the numerous risks and uncertainties, we are unable to accurately predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate product sales, we may not become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, we may be unable to continue our operations at planned levels and be forced to reduce or terminate our operations.

On July 5, 2022, we entered into an Exchange Agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which we acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of our common stock with an estimated fair value of $1.00 per share. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with our retinal imaging capabilities. The combined technology is expected to have the ability to provide diagnoses of systemic and retinal diseases. We accounted for this transaction as an asset acquisition in the year ending December 31, 2022, and recorded the estimated purchase consideration and related expenses of approximately $2,032,000 as in process research and development in the accompanying consolidated statement of operations.

In September 2023, the Company retired $950,086 due to Sanovas through the issuance of 316,695 shares of common stock to Sanovas Ophthalmology, LLC. In December 2023, the Company retired $140,001 due to Sanovas through the issuance of 46,667 shares of common stock to Sanovas Ophthalmology, LLC.

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

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following table sets forth key components of our results of operations for the years ended December 31, 2023 and 2022.

	For The Years Ended
	December 31,
	2023	2022	Change	(% Change)

Revenues	$-	$-
Expenses
General and administrative expenses	898,658	807,406	91,252	11%
Research and development	524,183	809,255	(285,072)	(35)%
Stock-based compensation	664,208	259,300	404,908	156%
Acquired in process research and development	-	2,032,889	(2,032,889)	(100)%
Total Expenses	2,087,049	3,908,850	(1,821,801)	(47)%

Interest expense	3,840	5,140	(1,300)	(25)%

Net Loss	$(2,090,889)	$(3,913,990)	(1,823,101)	(47)%

Revenues

We did not recognize revenues for the years ended December 31, 2023 and 2022.

Research and Development Expenses

	For the years ended
	December 31,
	2023	2022

Direct costs	$457,543	$713,801
Allocated costs from Sanovas	66,640	95,454
Total Research and Development expenses	$524,183	$809,255

Research and development expenses decreased by $285,072, or 35%, to $524,183 for the year ended December 31, 2023 from $809,255 for the year ended December 31, 2022. The decrease was primarily the result of a decrease in engineering and technology consultants, and pilot manufacturing costs due to a shortage of resources.

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $404,908, or 156%, to $664,208 for the year ended December 31, 2023 from $259,300 for the year ended December 31, 2022. The increase was primarily due to the recognition of expense for options issued in September 2023 which was recognized immediately.

General and Administrative Expenses

	For the year ended
	December 31,
	2023	2022

Direct costs	$403,658	$370,523
Allocated costs from Sanovas	495,000	436,883
Total general and administrative expenses	$898,658	$807,406

Administrative expenses increased by $91,252 or 11%, to $898,658 for the year ended December 31, 2023 from $807,406 for the year ended December 31, 2022. We have no full-time employees and we have had limited funding, therefore the Company has temporarily eliminated as many costs as possible including certain professional fees. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business. Marketing and other costs allocated from Sanovas substantially ceased in 2023, some of which were now paid directly by the Company. Salaries allocated to the Company from Sanovas increased in 2023 since the majority of time spent by Sanovas employees were on Company activities as opposed to 2022, when Sanovas had other significant projects ongoing. Other administrative expenses were higher because of an increase in marketing and listing related expenses.

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

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock (2020 through January 2022), loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the year ended December 31, 2023, we received $103,274 of cash advances and allocated services from Sanovas. We have settled a portion of the amounts due to Sanovas through the periodic issuance of shares of common stock, including 353,432 shares issued in May 2022 in settlement of the amounts due to Sanovas of $353,432, and 586,370 shares issued in November 2022 in settlement of the amounts due to Sanovas of $586,370, 316,695 shares issued in September 2023 in settlement of the amounts due to Sanovas of $950,086, and 46,667 shares issued in December 2023 in settlement of the amounts due to Sanovas of $140,001.

We anticipate that we will need $12,200,000 in operating capital to (i) complete product design and testing for RetinalGeniXTM and RetinalCamTM and submit RetinalGeniXTM for FDA approval (we anticipate that the RetinalCamTM will not require FDA approval); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology (iii) conduct further clinical studies of TRG 2023 and RTG 2024 products; (iv) fund Peral IRB blood draw program and (v) build the infrastructure for our sustained growth. We do not expect to generate any revenues from product sales unless and until we successfully complete development of RetinalGeniXTM and RetinalCamTM and obtain regulatory approval for RetinalGeniXTM. We will also require additional operating capital as a result of us operating as a public company, including for legal, accounting, investor relations, compliance and other expenses.

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

We had no cash at December 31, 2023, and we will not be able to support our operations without support from affiliates, Sanovas or a fund raising transaction.

In March 2024, a stock option was exercised for the issuance of 150,000 shares of common stock. The Company received $150,000 in proceeds from such exercise.

In March 2024, the Company issued 75,000 shares of common stock in settlement of $150,000 of accounts payable.

Cash Flow Activities for the years ended December 31, 2023 and 2022

The following table sets forth a summary of our cash flows for the periods presented:

	For The Years Ended
	December 31,
	2023	2022

Net cash (used in) operating activities	$(348,349)	$(199,287)
Net cash provided by financing activities	348,349	194,685
Net cash (used in) investing activities	-	(307)
Net increase (decrease) in cash	(38)	(4,909)
Cash at beginning of the period	38	4,947
Cash at end of the period	$0	$38

Operating Activities

Net cash used in operating activities was $348,349 for the year ended December 31, 2023 and $199,287 for the year ended December 31, 2022. The cash flow used in operating activities in 2023 was driven by the net loss of $2,090,889 offset in part by non-cash stock-based compensation expenses of $664,208 and an increase in accounts payable and accrued liabilities of $409,440. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $664,914 during the year ended December 31, 2023. During the year ended December 31, 2023 we received $103,274 of net cash advances from Sanovas.

Net cash used in operating activities was $199,287 for the year ended December 31, 2022 The cash flow used in operating activities in 2022 was driven by the net loss of $3,913,990 offset in part by non-cash expenses of $2,259,351 (including $2,000,000 from the issuance of shares to acquire in-process research and development and $259,300 of stock-based compensation expense) and an increase in accounts payable and accrued interest payable of $225,198. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $532,337 during the year ended December 31, 2022, and we received $692,677 of net cash advances from Sanovas.

Financing Activities

Net cash provided by financing activities was $348,349 and $194,685 during the year ended December 31, 2023 and 2022, respectively, attributable to proceeds from advances from related parties other than Sanovas of $348,349 in the year ended December 31, 2023, and the sale of common stock of $60,500, proceeds from the exercise of stock options and warrants of $25,000 and proceeds from advances from related parties of $109,185 in the year ended December 31, 2022.

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

Stock-based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognize the cost (net of estimated forfeitures) over the vesting period. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. We estimate the fair value of stock options using a Black-Scholes valuation model. The cost is recorded in the consolidated statements of operations based on the employees’ respective function. The fair value of common stock was determined based upon the sale of common stock to third parties pursuant to the offering which commenced in 2019, which offering continued through January 2022. Commencing in September 2023, we used the average trading price of the common stock as the fair value of the underlying common stock.

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

JOBS Act

We are an “emerging growth company,” as defined in Section 2(a) the Securities Act, as modified by the JOBS Act. For as long as we continue to be an emerging growth company, we also intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements of holding a nonbinding advisory stockholder vote on executive compensation and any golden parachute payments not previously approved, exemption from the requirement of audit or attestation in the assessment of our internal control over financial reporting and exemption from any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis). We will remain an emerging growth company until the earliest of (i) the end of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second fiscal quarter, (ii) the end of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, (iii) the date on which we issue more than $1 billion in non-convertible debt in a three-year period or (iv) the end of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item appears in a separate section of this Annual Report on Form 10-K beginning on page F-1 and is incorporated herein by reference.

RetinalGenix Technologies Inc.

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RetinalGenix Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RetinalGenix Technologies Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, based on its projections, the Company anticipates that it will not have adequate resources to fund its operations through the next twelve months. Furthermore, the Company’s losses from operations and working capital deficiency raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Garden City, New York

March 30, 2024

PCAOB ID No. 473

PART I — FINANCIAL INFORMATION

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS
Current Assets
Cash	$-	$38
Total Current Assets	-	38
Equipment, net of accumulated depreciation of $151 and $51, respectively	156	256

TOTAL ASSETS	$156	$294
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	884,920	475,480
Due to Sanovas	2,760	427,933
Due to related parties	457,534	109,185
Shareholders’ notes payable	49,000	49,000
Accrued interest payable	11,599	7,759
Total Liabilities	1,405,813	1,069,357
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at December 31, 2023 and 2022	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 17,635,478 shares issued and outstanding at December 31, 2023 and 17,272,116 shares issued and outstanding at December 31, 2022	1,819	1,783
Additional paid in capital	9,701,719	7,947,460
Accumulated deficit	(11,109,195)	(9,018,306)
Total Stockholders’ Deficit	(1,405,657)	(1,069,063)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$156	$294

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Years Ended
	December 31,
	2023	2022

Revenues	$-	$-
Operating expenses:
General and administrative expenses	898,658	807,406
Research and development	524,183	809,255
Acquired in-process research and development	-	2,032,889
Stock-based compensation	664,208	259,300

Total operating expenses	2,087,049	3,908,850

Interest expense	3,840	5,140

Net loss	$(2,090,889)	$(3,913,990)

Net loss per share - basic and diluted	$(0.12)	$(0.25)

Weighted average number of common shares outstanding during the period- basic and diluted	17,352,196	15,584,346

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital	Accumulated Deficit	Total

Balance as at December 31, 2021	14,221,814	$1,423	$4,638,218	$(5,104,316)	$(464,675)

Stock-based compensation	-	-	259,300	-	259,300
Stock purchased by investors	60,500	61	60,439	-	60,500

Exercise of options and warrants	50,000	5	49,995	-	50,000
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	939,802	94	939,708	-	939,802
Issuance of shares upon acquisition of DNA/GPS	2,000,000	200	1,999,800	-	2,000,000
Net loss				(3,913,990)	(3,913,990)

Balance as at December 31, 2022	17,272,116	$1,783	$7,947,460	$(9,018,306)	$(1,069,063)

Stock-based compensation	-	-	664,208	-	664,208
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	363,362	36	1,090,051	-	1,090,087
Net loss	-	-	-	(2,090,889)	(2,090,889)
Balance as at December 31, 2023	17,635,478	$1,819	$9,701,719	$(11,109,195)	$(1,405,657)

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Years Ended
	December 31,
	2023	2022
Cash Flows (Used In) Operating Activities
Net loss	$(2,090,889)	$(3,913,990)
Adjustments to reconcile net loss to net cash (used in) operating activities
Non-cash items:
Stock-based compensation expense	664,208	259,300
Acquired in-process research and development	-	2,000,000
Depreciation expense	100	51
Expenses paid by Sanovas on behalf of Company, net	664,914	1,225,014
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	409,440	225,198
Increase in accrued interest payable	3,840	5,140
Total adjustments	1,742,502	3,714,703
Net cash (used in) operating activities	(348,387)	(199,287)

Cash Flows (Used In) Investing activities - Equipment purchase	-	(307)

Cash Flows From Financing Activities
Proceeds from common stock sold, net of costs	-	60,500
Proceeds from exercise of options and warrants	-	25,000
Advances from related parties	348,349	109,185
Net cash provided by financing activities	348,349	194,685
Net increase (decrease) in cash	(38)	(4,909)
Cash at beginning of year	38	4,947
Cash at end of year	$0	$38

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Retirement of due to Sanovas through the issuance of common stock to Sanovas Opthalmology LLC (Note C)	$1,090,087	$939,802
Offset of note payable-affiliates through the exercise of warrants	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. Since inception, a portion of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

The Company was formed to develop technologies to diagnose and treat ophthalmic disorders. The Company sublicensed certain technology initially developed by Sanovas from Sanovas Ophthalmology – See Note C. The Company is actively pursuing its mission to prevent vision loss and blindness due to ocular diseases, including diabetic retinopathy and maculopathy, in its first two devices:

3.	Retinal Imaging Screening Device, a portable, retinal imaging system providing a wide field of view without requiring pupil dilation; and
4.	RetinalCamTM, an in-home/remote location patient-activated monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7.

In addition to the above medical device advancements, the Company continues to make progress in conducting pharmaceutical clinical studies for their medications:

3.	RTG-2023 for the treatment of dry age-related macular degeneration (dry AMD); and
4.	RTG-2024 for the treatment of Alzheimer’s syndrome dementia.

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

On July 5, 2022, the Company entered into an exchange agreement with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of the Company’s common stock. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to screen, monitor and provide data to profile trends and create diagnostic markers for systemic and retinal disorders in the cardiovascular, Alzheimer’s, Parkinson disease. The markers and data analysis are rapid and cost effective, thereby eliminating expensive diagnostic equipment such as MRI or CT scanning. The results are confidential to the patient and anonymous for any third party without permission of the patient. The Company accounted for this transaction as an asset acquisition in 2022. The estimated fair value of the transaction was $2,000,000 plus legal fees associated with the transaction of $32,889 and is recorded as acquired in-process research and development costs in the associated consolidated statement of operations in the year ended December 31, 2022.

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $11,100,000 at December 31, 2023. In addition, as of December 31, 2023 and December 31 2022, the Company had liabilities of approximately $1,406,000 and $1,069,000, respectively, approximately 33% and 50%, respectively, of which is with related parties. The Company has no cash at December 31, 2023 and remains dependent on related parties for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company completed a private offering of shares of its common stock raising net proceeds of $60,500 in the year ended December 31, 2022 - See Note D.

Sanovas has paid a significant portion of the Company’s operating expenses through December 2023, and was owed approximately $3,000 as of December 31, 2023 by the Company. The Company issued 363,362 and 939,802 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $1,090,087 and $939,802 during the years ended December 31, 2023 and 2022, respectively. (see Note C).

As of the date of this report, the Company does not have adequate resources to fund its operations through the next twelve months without advances from affiliates, considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

1. Basis of Presentation

The Company’s financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). As of December 31, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2022 Annual Report. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DNA/GPS, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at December 31, 2023 or 2022. The Company’s policy is to expense any penalties and interest associated with this topic. At December 31, 2023 and 2022, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the years ended December 31, 2023 and 2022, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the year ended December 31, 2023, include stock options to purchase 2,585,000 shares of common stock, pre-funded warrants to purchase 28,014,540 shares of common stock, and warrants to purchase 150,000 shares of common stock.

Potentially dilutive securities not included in the computation of loss per share for the year ended December 31, 2022 stock options to purchase 2,360,000 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock and warrants to purchase 161,500 shares of common stock. The shares of common stock potentially issuable to Diopsys upon the resolution of specified contingencies and exercise of stock options are also excluded from the loss per share calculation for the year ended December 31, 2022.

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

8. Property and Equipment:

Property and equipment are stated at cost, net of accumulated depreciation using the straight-line method over their estimated useful lives (3 years) once the asset is placed in service. Expenditures for maintenance and repairs, which do not extend the economic useful life of the related assets, are charged to operations as incurred, and expenditures which extend the economic life are capitalized. When assets are retired or otherwise disposed of, the costs and related accumulated depreciation or amortization are removed from the accounts and any gain or loss on disposal is recognized in the consolidated statement of operations for the respective period.

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

NOTE C - RELATED PARTY TRANSACTIONS

Sanovas

The Company is related to Sanovas through common ownership and management. Sanovas Ophthalmology is a subsidiary of Sanovas and Jerry Katzman, the Company’s Chief Executive Officer, is also a director of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $495,000 and $344,000 in costs related to an officer of the Company in the year ending December 31, 2023 and 2022, respectively.

The following summarizes the transactions between the Company and Sanovas for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31,	December 31,
	2023	2022

Balance due to Sanovas – beginning of year	$427,933	$142,721

Costs paid by Sanovas on the Company’s behalf	-	79,290
Costs of Sanovas allocated to the Company	561,640	453,047
Proceeds from costs charged by Sanovas to the Company, net	103,274	692,677
Retirement of due to Sanovas through the issuance of shares to Sanovas Ophthalmology	(1,090,087)	(939,802)

Balance due to Sanovas - end of year	$2,760	$427,933

The Company issued 363,362 and 939,802 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $1,090,087 and $939,802 during the years ended December 31, 2023 and 2022, respectively.

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through December 31, 2023 under this Sublicense Agreement.

Due to related parties (excluding transactions with Sanovas)

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advanced funds or paid expenses on behalf of the Company. There are no formal notes or repayment plans for such advances. As of December 31, 2023 and 2022, the Company had received an aggregate of $457,534 and $109,185 pursuant to such advances, respectively.

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

Common Stock

During 2019, the Company commenced a private offering of its shares of common stock at a purchase price of $1.00 per share. For the year ended December 31, 2022, the Company sold an aggregate of 60,500 shares of its common stock, and the offering was concluded. No shares were sold in 2023.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

Preferred Stock

As of December 31, 2023 and December 31, 2022, there were 3,000,000 shares of preferred stock designated as Series F preferred stock, none of which were outstanding. The rights and privileges of the Series F preferred stock are summarized as follows:

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

The Company recognized $664,208 and $259,300 of stock-based compensation expense during the years ended December 31, 2023 and 2022, respectively, related to stock options which is included in the accompanying consolidated statements of operations. As of December 31, 2023, there was approximately $341,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.8 years.

At December 31, 2023, there were 4,815,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through December 31, 2023:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2021	1,882,500	$1.00
Granted	502,500	1.00
Canceled	-	-
Exercised	(25,000)	1.00

Options outstanding – December 31, 2022	2,360,000	1.00
Granted	300,000	3.00
Canceled	-
Forfeited	(75,000)	1.00
Exercised	-
Options outstanding – December 31, 2023	2,585,000	$1.23

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of December 31, 2023 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2022	Number Exercisable at December 31, 2023
$1.00	2,285,000	6.9 Years	1,204,444	1,796,111
$3.00	300,000	2.9 years	-	300,000
	2,585,000		1,204,444	2,096,111

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

NOTE F - WARRANTS

The following table summarizes warrant activity through December 31, 2023:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2021	199,000	$1.07

Granted	-	-
Canceled	(12,500)	1.00
Exercised	(25,000)	1.00

Warrants outstanding – December 31, 2022	161,500	1.09
Granted	-
Canceled	(11,500)	1.00
Exercised	-
Warrants outstanding – December 31, 2023	150,000	$1.10

Additional information regarding the warrants outstanding as of December 31, 2023 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.10	150,000	4.3 Years	150,000

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2024 under the same terms. During the year ended December 31, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to such noteholder from the Company, such that $49,000 remain outstanding at December 31, 2023 and December 31, 2022. Interest expense amounted to $3,840 and $5,140 for the years ended December 31, 2023 and 2022, respectively. The accrued interest payable at December 31, 2023 and December 31, 2022 was $11,599 and $7,759, respectively.

NOTE H – INCOME TAXES

The Company had no current income tax expense for the years ended December 31, 2023 and 2022 due to operating losses. The effective income tax rate for the years ended December 31, 2023 and 2022 is zero, as the deferred tax benefits are fully offset by the valuation allowance against such deferred income tax assets.

At December 31, 2023, the Company had net operating loss carryforwards (“NOL”) of approximately $5,500,000 for federal income tax purposes of which $4.725,000 has no expiration date, $775,000 which begins to expire in 2034, and approximately $5,400,000 for state income tax purposes which begins to expire in 2030.

The resulting net deferred tax assets were approximately $3,316,000 ($1,650,000 applicable to net operating loss carryforwards, $444,000 applicable to stock-based compensation, $610,000 related to intangible assets and $612,000 applicable to accruals) at December 31, 2023; and $2,690,000 ($1,372,000 applicable to net operating loss carryforwards, $244,000 applicable to stock based compensation $610,000 related to intangible assets and $464,000 applicable to accruals) at December 31, 2022. Such deferred tax assets have been fully reserved due to the uncertainty of future realization. The valuation allowance increased by approximately $626,000 and $1,511,000 at December 31, 2023 and 2022, respectively. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred taxes will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

NOTE I - SUBSEQUENT EVENTS

The Company has evaluated the effect of events and transactions subsequent to December 31, 2023 through the date of issuance of the consolidated financial statements and determined that no subsequent events have occurred that require recognition in the consolidated financial statements.

In March 2024, a stock option was exercised for the issuance of 150,000 shares of common stock. The Company received $150,000 in proceeds from such exercise.

During the first quarter of 2024, the Company issued stock options and warrants for the issuance of 1,585,000 shares of common stock to consultants, board members, and advisors at an exercise price of $3.00 per share. Of those warrants, 635,000 warrants in aggregate were granted to officers and directors exercisable at $3.00 per warrant as follows: Jerry Katzman, MD 300,000 shares, Virender Ahluwalia 50,000 shares, Herbert Gould, MD 160,000 shares, Dessy Boneva, MD 50,000 shares, Vinay Mehindru, MD 75,000 shares.

In March 2024, the Company issued 75,000 shares of common stock in settlement of $150,000 of accounts payable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and our Interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We are considering various remediation measures, including hiring internal accounting resources or using outside providers to provide additional resources and capabilities as well as implementing a more formal accounting and financial reporting system to mitigate such material weakness, but have not yet adopted or implemented any such measures. When we have sufficient business activity and funding available, we intend to begin to implement remediation measures to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We hope to complete the implementation, remediation and test of the new procedures in the second half of 2024, as resources permit us to spend time and money on building finance infrastructure.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We are developing new procedures that we are implementing and will be testing in the third and fourth quarters of 2024, and we hope to complete the implementation, remediation and test of the new procedures by the end of the year.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2023, we hired Mr. Ahluwalia to serve as our Interim Chief Financial Officer since November 2023. Other than the hiring of Mr. Ahluwalia there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

In March 2024, the Company issued 75,000 shares of common stock in settlement of $150,000 of accounts payable.

In March 2024, a stock option was exercised for the issuance of 150,000 shares of common stock. The Company received $150,000 in proceeds from such exercise.

During the first quarter of 2024, the Company issued stock options and warrants for the issuance of 1,585,000 shares of common stock to consultants, board members, and advisors at an exercise price of $3.00 per share. Of those warrants, 635,000 warrants in aggregate were granted to officers and directors exercisable at $3.00 per warrant as follows: Jerry Katzman, MD 300,000 shares, Virender Ahluwalia 50,000 shares, Herbert Gould, MD 160,000 shares, Dessy Boneva, MD 50,000 shares, Vinay Mehindru, MD 75,000 shares.

The offers, sales and issuances of the securities described above were deemed to be exempt from registration under the Securities Act in reliance upon (i) Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Jerry Katzman	71	Chief Executive Officer, President and Director
Virender Ahluwalia	66	Interim Chief Financial Officer
Herbert Gould	95	Director
Vinay Mehindru	56	Director
Dessislava (Dessy) Boneva	53	Director

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

Virender Ahluwalia. Mr. Ahluwalia has served as the Company’s Interim Chief Financial Officer since November 2023. He has over 25 years of experience in finance and operations. Since February 2022, he has served as the general partner of Yes Labs, a management advisory firm providing services to early stage and high growth small and midsized enterprises. From June 2020 until January 2022, Mr. Ahluwalia served as the Chief Financial Officer of RC Global, Inc., a leading supplier of supply chain management services to the consumer-packaged goods (“CPG”) industry. From January 2019 until April 2020, he served as the Chief Financial Officer of Coastal Holding Company, a vertically integrated, CPG cannabis and health consumer products company with multiple subsidiaries focused in the retail, delivery, distribution and manufacturing operations. From July 2017 to September 2018, he served as an Executive Vice President at Sanovas, Inc., a company seeking to develop the next generation of minimally invasive surgical tools and technologies. Mr. Ahluwalia holds a Bachelor of Science degree in engineering from National Institute of Technology (NIT), Kurukshetra University, India and an MBA (Finance) from Northeastern University, Boston. He also holds a Certified in Production and Inventory Management (CPIM) certification.

Herbert Gould. Herbert Gould has served as a member of the Company’s board of directors since April 2019. Since 2007, he has served as a Medical Director of Nutraceutical Delivery Corporation, a drug delivery system company. He previously served in various capacities including Medical Director of Diamond Vison Laser Center; Teaching Fellow and Assistant Clinical Professor in Ophthalmology at State University of New York; Associate Clinical Professor at New York Medical College; Instructor at American Academy of Ophthalmology; and Attending Surgeon at Westchester County Medical Center and New York Eye & Ear Infirmary. Dr. Gould also served as a Flight Surgeon for the U.S. Air Force. Since January 2019, Dr. Gould has served as a director of Sanovas, Inc., and since August 2019, he has served as a member of the board of directors of Paradigm Medical Industries, Inc. Dr. Gould received his bachelor-of-arts from Bowdoin College and his M.D. from Columbia University. Dr. Gould is a board-certified ophthalmologist.

We believe Dr. Gould is qualified to serve as a member of our board of directors because of his expertise and professional contacts in the ophthalmology field.

Vinay Mehindru. Vinay Mehindru has served as a member of the Company’s board of directors since July 2022. Dr. Mehindru, is a multi-talented top-level executive with over 25 years of healthcare experience. He has been Chief Executive Officer of Exemplary Health, LLC from February 2019 to present. From January 2018 through January 2019, he was President of Advent Health Provider Network and from October 2014 through December 2017 he was the President of West Florida Health Network. His leadership spans population health and financial performance management. He has led multiple physician performance enhancement strategies and built stakeholder alliances with clinical and financial integration. He is currently serving on the board of Sanovas, Inc., SteriView™ Technologies, Inc., Intubation Science™, Inc, SinuGeniX™, Inc., OtoGeniX™ Inc., PulmoGeniX™ Technologies, Inc. and GastroGeniX™, Inc.

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

Dessislava (Dessy) Boneva. Dessy Mehindru has served as a member of the Company’s board of directors since December 4, 2023. Dr. Boneva is an experienced trauma surgeon skilled in trauma, surgical critical care, emergency surgery, and acute care surgery. She is in practice with Kendall Regional Medical Center in Miami, Florida. With two decades of experience, she is board-certified in surgery and surgical critical care by the American Board of Surgery (ABS). In her academic role, Dr. Boneva serves as Surgery Clerkship Director/Clinical Assistant Professor of Surgery at Nova Southeastern University’s Dr. Kiran C. Patel College of Allopathic Medicine. A Fellow of the American College of Surgeons (FACS), she is a member of the Society of Critical Care Medicine, the Panamerican Trauma Society, the Eastern Association for the Surgery of Trauma, and the American Association for the Surgery of Trauma. In addition, she holds certifications in Advanced Trauma Life Support (Instructor), Advanced Surgical Skills for Exposure in Trauma, Advanced Trauma Operative Management, Basic Life Support, and Pediatric Advanced Life Support.

Dr. Boneva performed her residencies in general surgery at the University of Maryland and Dartmouth College. This was followed by fellowship training at the Johns Hopkins University in Surgical Critical Care and the R Adams Cowley Shock Trauma Center in Trauma and Acute Care Surgery in 2010 and 2011, respectively.

We believe Dr. Boneva is qualified to serve as a member of our board of directors because of her expertise in the healthcare field.

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

ITEM 11. EXECUTIVE COMPENSATION

During the year ended December 31, 2023, our executive officers did not receive any compensation, except our Interim Chief Financial Officer received a payment of $2,500.

Outstanding Equity Awards at December 31, 2023

As of December 31, 2023, there were no outstanding equity awards held by any of our executive officers. As noted in Section 5, we issued options and warrants to officers and directors in the first quarter of 2024.

Non-Employee Director Compensation

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2023.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)	All Other Compensation ($)	Total
Herbert Gould	$—	$—	$—	$—
Vinay Mehindru	$—	$-	$—	$-
Dessislava Boneva	$—	$—	$—	$—

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation (“FASB ASC Topic 718”), of option awards granted as of their respective grant date. See “Note B, paragraph 7 — Stock-based compensation” of the Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2023 for an explanation of the assumptions made in valuing these awards.

The aggregate number of option and stock awards outstanding as of December 31, 2023 for each non-employee director was as follows:

Name	Option Awards (#)	Stock Awards (#)
Herbert Gould	—	—
Vinay Mehindru	500,000	-
Dessislava Boneva	—	—

Employment and Consulting Agreements

During the year ended December 31, 2023, we entered into a consulting agreement (the “Consulting Agreement”) with Trendz Network, LLC, a limited liability company owned by Virender Ahluwalia (“Trendz”) for Mr. Ahluwalia to serve as our Interim Chief Financial Officer. In connection therewith, Mr. Ahluwalia received $2,500 in December 2023 and was granted 50,000 warrants on January 5, 2024. The Consulting Agreement provides that Trendz will be compensated at the rate of $300 per hour, will be paid a base cash compensation of $15,000 over the term of the Consulting Agreement, with $2,500 paid upon signing of the Consulting Agreement, $2,500 due 45 days thereafter and the $10,000 balance subject to the Company’s raising capital of $1,000,000. The Consulting Agreement may be terminated upon 30 days’ notice by either party and immediately with notice upon a material breach.

2017 Equity Incentive Plan

Summary

Our 2017 Equity Incentive Plan (the “2017 Plan”) was adopted by our board of directors on December 1, 2017 and by our stockholders on December 1, 2017. Having an adequate number of shares available for future equity compensation grants is necessary to promote our long-term success and the creation of stockholders’ value by:

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

The 2017 Plan permits the discretionary award of options, including non-qualified stock options (“NQSOs”) and incentive stock options (“ISOs”), restricted shares, deferred stock, restricted stock units (“RSUs”), or stock appreciation rights (“SARs”). The 2017 Plan will remain in effect until the earlier of (i) December 1, 2027 and (ii) the date upon which the 2017 Plan is terminated pursuant to its terms, and in any event subject to the maximum share limit of the 2017 Plan. The 2017 Plan provides for the reservation of 10,000,000 shares of common stock for issuance thereunder.

Key Features of the 2017 Plan

Certain key features of the 2017 Plan are summarized as follows:

●	If not terminated earlier by our board of directors, the 2017 Plan will terminate on December 1, 2027.

●	Up to a maximum aggregate of 10,000,000 shares of common stock may be issued under the 2017 Plan. The maximum aggregate fair market value with respect to ISOs are exercisable for the first time by such grantee during any calendar year may not exceed $100,000.

●	The 2017 Plan will generally be administered by the Board of Directors or a committee (the “Committee”), comprised of two or more directors who may be appointed by the board from time to time.

●	Employees, consultants and board members are eligible to receive awards, provided that the Committee has the discretion to determine (i) who shall receive any awards, and (ii) the terms and conditions of such awards.

●	Awards may consist of ISOs, NQSOs, restricted shares, deferred stock, RSUs and SARs.

●	Stock options and SARs may not be granted at a per share exercise price below the fair market value of a share of our common stock on the date of grant. If stock options or SARs are granted to a ten percent owner, they may not be granted at a per share exercise price below 110% of the fair market value of a share of our common stock on the date of grant.

●	The maximum exercisable term of stock options and SARs may not exceed ten years (five years if the grantee is a ten percent owner).

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 31, 2024 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and named executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

As of March 31, 2024, we had 17,785,478 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 31, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage
Directors and Named Executive Officers:
Jerry Katzman	35,314,704	(3)(4)	77.1	%(2)
Virender Ahluwalia	50,000	(5)	*
Herbert Gould	460,000		2.6%
Vinay Mehindru	525,000	(6)	2.9%
Dessislava Boneva	25,000		*
All current Officers and Directors as a Group (5)	36,374,704		78.4%
5% or Greater Shareholders:
Sanovas Ophthalmology, LLC (4)	29,317,704	(7)	64.0	%(2)
Bayern Capital, LLC (8)	4,666,200		26.2%
Capital Funding Partners, LLC (9)	5,997,000		33.7%

* Represents less than 1%

(1)	The address of each person is c/o RetinalGenix Technologies Inc., 1450 North McDowell Boulevard, Suite 150, Petaluma, CA 94954 unless otherwise indicated herein.

(2)	The calculation is based upon 17,785,477 shares of common stock outstanding on March [31], 2024 and the buy-back warrant to purchase 28,014,540 shares of common stock held by Sanovas Ophthalmology LLC.

(3)	Represents (i) 5,897,000 shares of common stock held by Capital Funding Partners, LLC; (ii) 1,303,164 shares of common stock held by Sanovas Ophthalmology LLC (iii) 100,000 vested stock options exercisable at $3.00 per share and (iii) pre-funded warrants to purchase up to 28,014,540 shares of common stock held by Sanovas Ophthalmology. Jerry Katzman is the Sole Member of Capital Funding Partners, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. Jerry Katzman is the Manager of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

(4)	Jerry Katzman is the Manager of Sanovas Ophthalmology LLC and in such capacity has the right to vote and dispose of the securities held by such entity.

(5)	Represents 50,000 warrants with an exercise price of $3.00 per shares and expire on November 30, 2027

(6)	Vinay Mehindru holds fully-vested options to purchase 500,000 shares of common stock at $1.00 per share, and vested options to purchase 25,000 shares of common stock at $3.00 per share.

(7)	Represents 1,303,164 shares of common stock held by Sanovas Ophthalmology LLC and pre-funded warrants held by Sanovas Ophthalmology LLC to purchase up to 28,014,540 shares of the Company’s common stock.

(8)	Steven Bayern is the Manager of Bayern Capital, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Bayern Capital, LLC is 403 East Boardwalk, Suite 601, Long Beach, NY 11561.

(9)	Jerry Katzman is the Sole Member of Capital Funding Partners, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Capital Funding Partners, LLC is P.O. Box 24866, Tampa, FL 33623.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information regarding our equity compensation plans as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	2,585,000	$1.23	4,815,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,585,000		4,815,000

(1)	2017 Equity Incentive Plan. On December 1, 2017, our Board adopted the 2017 Equity Incentive Plan (the “2017 Plan”) was adopted by our board of directors (the “2017 Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2022 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Sanovas, Inc.

On June 24, 2021, we entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted us an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company shall pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement shall continue until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through December 31, 2023 under this Sublicense Agreement.

Commencing in 2019, Sanovas began paying invoices on behalf of the Company, and began allocating a portion of salaries and infrastructure costs to the Company. There were no specific terms of repayment. For the years ended December 31, 2023 and 2022, Sanovas allocated an aggregate of $532,337 and $872,070, respectively to the Company. As of December 31, 2023, the Company owed Sanovas $2,760. For the years ended December 31, 2023 and 2022, the Company received $103,274 and $692,677, net due from (to) Sanovas, respectively. A portion of the balance of the payments due to Sanovas have been discharged pursuant to the issuance by the Company of shares of its common stock since 2019. Specifically, in June 2021, the Company issued 390,358 shares of common stock to Sanovas Ophthalmology LLC to retire the then estimated debt due from the Company. In May 2022 and November 2022, we issued 353,432 and 586,370 shares of common stock to discharge $353,432 and $586,370 of debt owed to Sanovas Ophthalmology LLC at a purchase price of $1.00 per share, respectively. The Company issued 316,695 shares in September 2023 in settlement of the amounts due to Sanovas of $950,086, and 46,667 shares in December 2023 in settlement of the amounts due to Sanovas of $140,001. The Company is related to Sanovas through common ownership and management.

On December 23, 2018, Sanovas entered into an employment agreement with Dr. Katzman pursuant to which Dr. Katzman serves as the President and Chief Executive Officer of Sanovas.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advances funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At December 31, 2023, the Company had received $457,534 pursuant to such advances.

Stockholders’ loans payable

During 2021, the Company borrowed an aggregate of $73,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2023. Company has informally extended the maturity date to December 31, 2024. During the year ended December 31, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company, such that $49,000 remain outstanding at December 31, 2023 and 2022.

Warrant Issuances

During the first quarter of 2024, we issued warrants to officers and directors exercisable at $3.00 per warrant as follows: Jerry Katzman, MD 300,000 shares, Virender Ahluwalia 50,000 shares, Herbert Gould, MD 160,000 shares, Dessy Boneva, MD 50,000 shares, Vinay Mehindru, MD 75,000 shares.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. Our board of directors has determined that Herbert Gould, Vinay Mehindru and Dessislava Boneva is “independent” in accordance with such definition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Liebman Goldberg & Hymowitz, LLP as described below:

	2023	2022
Audit Fees	$47,000	$39,750
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$47,000	$39,750

Audit Fees: Audit fees consist of fees billed for professional services performed by Liebman Goldberg & Hymowitz, LLP for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $47,000 and $39,750 of such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022, respectively.

Audit-Related Fees: Audit related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by Liebman Goldberg & Hymowitz, LLP. There were no such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022, respectively.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2023 and 2022.

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

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

4.1*	Description of Registrant’s Securities

10.1	Option Exchange Agreement, by and between the Company and Diopsys, Inc., dated October 8, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

10.2+	RetinalGenix Technologies Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021(File No. 333-258528))

10.3	Amended and Restated Master Services Agreement, by and between the Company and ADM Tronics Unlimited Inc., dated June 24, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

10.4#+	Sublicense Agreement, by and between the Company and Sanovas Ophthalmology LLC, dated June 24, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

10.5	Termination of Option Exchange Agreement, by and between the Company and Diopsys, Inc., dated February 17, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 17, 2022 (File No. 333-258528))

10.6+	Exchange Agreement, by and between the Company and Sanovas Ophthalmology, LLC, dated May 9, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 (File No. 333-258528))

10.7	Exchange Agreement, by and between the Company and Lawrence Perich, dated July 5, 2022, (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 7, 2022 (File No. 333-258528))

10.8	Consulting Agreement by and between RetinalGenix Technologies Inc. and Trendz Network, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2023 (File No. 333-258528))

21.1*	List of Subsidiaries

31.1*	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (iii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 1st day of April, 2024.

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

Signature	Title	Date

/s/ Jerry Katzman	Chief Executive Officer, President and Director	April 1, 2024
Jerry Katzman	(Principal Executive Office)

/s/ Virender Ahluwalia	Interim Chief Financial Officer	April 1, 2024
Virender Ahluwalia	(Principal Financial and Accounting Officer)

/s/ Herbert Gould	Director	April 1, 2024
Herbert Gould

/s/ Vinay Mehindru	Director	April 1, 2024
Vinay Mehindru

/s/ Dessislava Boneva	Director	April 1, 2024
Dessislava Boneva

