Form 10-Q
period 2024-03-31
RetinalGenix Technologies Inc.
filed 2024-05-20
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 15, 2024 was 17,860,478.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$50,386	$0
Total Current Assets	50,386	0
Equipment, net of accumulated depreciation of $176 and $151	131	156

TOTAL ASSETS	$50,517	$156
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	813,638	884,920
Due to Sanovas	193,360	2,760
Due to related parties	500,789	457,534
Shareholders’ notes payable	49,000	49,000
Accrued interest payable	12,559	11,559
Total Liabilities	1,569,346	1,405,813
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at December 31, 2023 and March 31, 2024	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 17,860,478 and 17,635,478 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,786	1,764
Additional paid in capital	11,734,456	9,701,774
Accumulated deficit	(13,255,071)	(11,109,195)
Total Stockholders’ Deficit	(1,518,829)	(1,405,657)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$50,517	$156

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Year Quarter Ended
	March 31,
	2024	2023

Revenues	$-	$-
Operating expenses:
General and administrative expenses	328,985	203,242
Research and development	83,097	227,932
Stock-based compensation	1,732,834	78,509

Total Operating expenses	2,144,916	509,683

Interest expense	960	960

Net loss	$(2,145,876)	$(510,643)

Net loss per share - basic and diluted	$(0.12)	$(0.03)

Weighted average number of common shares outstanding during the period- basic and diluted	17,672,145	17,272,116

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Shares	Par Value	Additional paid in capital	Accumulated Deficit	Total stockholders’ deficit
Balance as at December 31, 2022	17,272,116	$1,728	$7,947,485	$(9,018,306)	$(1,069,063)
Stock based compensation			664,208		664,208
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	363,362	36	1,090,051		1,090,087
Net loss				(2,090,889)	(2,090,889)

Balance as at December 31, 2023	17,635,478	$1,764	$9,701,744	$(11,109,195)	$(1,405,657)
Stock based compensation			1,732,834		1,732,834
Exercise of stock options	150,000	15	149,885		150,000
Settlement of accounts payable with shares	75,000	7	149,993		150,000
Net loss				(2,145,876)	(2,145,876)

Balance as at March 31, 2024	17,860,478	$1,786	$11,734,456	$(13,255,071)	$(1,518,829)

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Three Months Ended
	March 31,
	2024	2023
Cash Flows From (Used In) Operating Activities
Net loss	$(2,145,876)	$(510,643)
Adjustments to reconcile net loss to net cash used in operating activities
Non-cash items:
Stock based compensation expense	1,732,834	78,509
Depreciation expense	25	25
Expenses paid by Sanovas on behalf of Company, net	190,600	194,873
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	78,588	158,701
Increase in accrued interest	960	960
Total Adjustments	2,003,007	433,068
Net cash used in operating activities	(142,869)	(77,575)

Cash Flows From (Used In) Financing Activities
Proceeds from stock options exercised	150,000	-
Advances from related parties	43,255	85,007
Net cash provided by financing activities	193,255	85,007
Net increase in cash	50,386	7,432
Cash at beginning of period	0	38
Cash at end of period	$50,386	$7,470

Supplemental information:
Settlement of accounts payable with issuance of shares	$150,000	$0

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”) is an ophthalmic research and development company focused on creating solutions to screen, monitor, diagnose, and treat ophthalmic, optical, and sight-threatening disorders and to enable the early detection and treatment of multiple systemic diseases through a combination of therapeutic medications retinal imaging and medical device technologies. The Company is a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. During the periods ended March 31, 2024 and 2023, a portion of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

The Company was formed to develop technologies to diagnose and treat ophthalmic disorders. The Company sublicensed certain technology initially developed by Sanovas from Sanovas Ophthalmology – See Note C. The Company is actively pursuing its mission to prevent vision loss and blindness due to ocular and systemic diseases, including diabetic retinopathy and maculopathy, using high resolution retinal imaging. Its first two devices are:

1.	RetinalCamTM, an in-home/remote location patient-activated monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7; and
2.	Retinal Imaging Screening Device, a portable, retinal imaging system providing a wide field of view without requiring pupil dilation;

3. In addition to the above medical device advancements, the Company is engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (IRB) to conduct a study to personalize medical evaluations for patients receiving treatment for wet macular degeneration, which was previously announced on October 30, 2023. The Company and Dr. Perich have engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. Blood draws are anticipated to begin in the second quarter 2024. If study proves successful, revenues for this program are anticipated to begin in Q1 2025.

In addition to the above medical device and IRB advancements, the Company continues to make progress in its planning/and guidance to move forward, via its contracted clinical resource organization, to conduct pharmaceutical clinical studies for their medications:

1.	RTG-2023 for the treatment of dry age-related macular degeneration (dry AMD); and
2.	RTG-2024 for the treatment of Alzheimer’s syndrome dementia.

On July 5, 2022, RetinalGenix Technologies Inc. entered into an exchange agreement (the “Exchange Agreement”) with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of the Company’s common stock. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to screen, monitor and provide data to profile trends and create diagnostic markers for systemic and retinal disorders in the cardiovascular, Alzheimer’s, and Parkinson disease. The markers and data analysis are rapid and cost effective, thereby eliminating expensive diagnostic equipment such as MRI or CT scanning. The results are confidential to the patient and anonymous for any third party without permission of the patient. The Company accounted for this transaction as an asset acquisition in the quarter ending December 31, 2022. The estimated fair value of the transaction was $2,000,000 plus legal fees associated with the transaction of $32,889 and was recorded as acquired in-process research and development costs in the associated consolidated statement of operations in 2022.

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $13,255,000 at March 31, 2024. In addition, as of March 31, 2024 and December 31 2023, we had liabilities of approximately $1,569,000 and $1,406,000, respectively, approximately half of which is with related parties. The Company has minimal cash at March 31, 2024 and remains dependent on affiliates, including Sanovas, for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company is in discussions with investment bankers and individual investors with respect to raising additional capital for the Company and potentially up-listing to NASDAQ exchange.

Sanovas has paid a significant portion of the Company’s operating expenses through December 2022, and was owed approximately $193,000 as of March 31, 2024 by the Company. The Company issued 363,362 and 939,802 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $1,090,087 and $939,802 during the years ended December 31, 2023 and 2022, respectively. The Company also issued 75,000 shares of its common stock to offset $150,000 due to a vendor in the quarter ended March 31, 2024.

As of the date of this report, the Company does not have adequate resources to fund its operations through May 2025 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

1. Basis of Presentation

The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DNA/GPS, Inc. All intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

Certain amounts have been reclassified on the consolidated balance sheet as of December 31, 2023 to conform to the current presentation.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at March 31, 2024 or December 31, 2023. The Company’s policy is to expense any penalties and interest associated with this topic. At March 31, 2024 and December 31, 2023, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the three months ended March 31, 2024 and 2023, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2024 stock options to purchase 2,485,000 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock and warrants to purchase 1,800,000 shares of common stock. Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2023, include stock options to purchase 2,360,000 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 161,500 shares of common stock.

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

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $158,000 and $132,000 in costs related to an officer of the Company in the three months ending March 31, 2024 and 2023, respectively.

The following summarizes the transactions between the Company and Sanovas for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,	March 31,
	2024	2023

Balance due to (from) Sanovas – beginning of year	$2,760	$427,933

Costs paid by Sanovas on the Company’s behalf	-	-
Costs of Sanovas allocated to the Company	169,650	140,410
Proceeds from (repayment of) costs charged by Sanovas to the Company, net	20,850	54,463

Balance due to Sanovas - end of period	$193,360	$622,806

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company shall pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement shall continue until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through March 31, 2024 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advances funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At March 31, 2024 and December 31, 2023, the Company had received an aggregate of $500,789 and $457,534 pursuant to such advances, respectively.

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

In November 2020, Sanovas commenced an action in the Court of Chancery of the State of Delaware (the “Delaware Action”) against Lawrence Gerrans and Halo Management LLC (“Halo”), an entity owned by Mr. Gerrans, seeking an order declaring that any rights that Halo and/or Mr. Gerrans may have with respect to any equity securities in Sanovas and each of its affiliated subsidiaries (including, but not limited to, the Company) are void or voidable and may be cancelled.

On November 21, 2021, the Company’s Board of Directors adopted a resolution to rescind the 3,000,000 shares of Series F preferred stock purported to be issued to Halo Management Group LLC for lack of contract consideration. The Company recorded this action into its accounts in the fourth quarter of 2021. On April 2, 2024, the Court of Chancery of the State of Delaware issued an order in the Delaware Action voiding and cancelling the 3,000,000 shares of Series F Preferred Stock issued to Halo and Gerrans’ rights to any equity securities in the Company.

Common Stock

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

In March 2024, the Company issued 75,000 shares of common stock in settlement of $150,000 of accounts payable. In March 2024, stock options for 150,000 shares of common stock were exercised for a cash payment of $150,000.

Preferred Stock

As of December 31, 2023 and March 31, 2024, there were 3,000,000 shares of preferred stock designated as Series F preferred stock, none of which were outstanding. The rights and privileges of the Series F preferred stock are summarized as follows:

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

The Company recognized $183,953 and $78,509 of stock-based compensation expense during the three months ended March 31, 2024 and 2023, respectively, related to stock options which is included in the accompanying statements of operations. As of March 31, 2024, there was approximately $262,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

At March 31, 2024, there were 4,765,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through March 31, 2024:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2022	2,360,000	$1.00
Granted	300,000	3.00
Canceled	-
Forfeited	(75,000)	1.00
Exercised	-
Options outstanding – December 31, 2023	2,585,000	$1.23
Granted	50,000	3.00
Canceled	-	-
Forfeited	-	-
Exercised	(150,000)	1.00
Options outstanding – March 31, 2024	2,485,000	$1.28

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of March 31, 2024 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2024
$1.00	2,135,000	5.5 Years	1,777,778
$3.00	350,000	9.5 years	350,000
	2,485,000		1,204,444

The fair value of each option grant was estimated on the date of grant to be $1.17 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2024:

Risk-free interest rates	3.14%
Expected life in years	5.0
Expected volatility	80%
Expected dividend yield	0%
Fair value common stock	$3.00

The fair value of each option grant was estimated on the date of grant to be $1.17 -$2.11 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2023:

Risk-free interest rates	2.88%-3.08%
Expected life in years	1.5
Expected volatility	80%
Expected dividend yield	0%
Fair value common stock	$3.00

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

NOTE F - WARRANTS

During the first quarter of 2024, the Company issued warrants for the issuance of 1,650,000 shares of common stock to consultants, board members, and advisors at an exercise price of $3.00 per share vesting over periods from immediately to three years. Of those warrants, 635,000 warrants in aggregate were granted to officers and directors exercisable at $3.00 per warrant as follows: Jerry Katzman, MD 300,000 shares, Virender Ahluwalia 50,000 shares, Herbert Gould, MD 160,000 shares, Dessy Boneva, MD 50,000 shares, Vinay Mehindru, MD 75,000 shares.

The Company recognized $1,548,881 and $0 of stock-based compensation expense during the three months ended March 31, 2024 and 2023, respectively, related to stock options which is included in the accompanying statements of operations. As of March 31, 2024, there was approximately $1,705,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 1.4 years.

The following table summarizes warrant activity through March 31, 2024:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2022	150,000	$1.10
Granted	-
Canceled	-
Exercised	-
Warrants outstanding – December 31, 2023	150,000	1.10

Granted	1,650,000	3.0
Canceled	-	-
Exercised	-	-
Warrants outstanding – March 31, 2024	1,800,000	$2.84

Additional information regarding the warrants outstanding as of March 31, 2024 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.10	150,000	4.0 Years	150,000
$3.00	1,650,000	9.7 Years	766,667
	1,800,000		916,667

The fair value of such warrants was estimated on the date of grant to be $1.97 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2024:

Risk-free interest rates	3.14%
Expected life in years	5.0
Expected volatility	80%
Expected dividend yield	0%
Fair value common stock	$3.00

The risk-free interest rate assumption is determined using the yield currently available on U.S. Treasury zero-coupon issues with a remaining term commensurate with the expected term of the award. Management has estimated expected volatility based on similar comparable industry sector averages. Expected life of the option represents the period of time options are expected to be outstanding. The estimate for dividend yield is 0% because the Company has not historically paid, and does not intend to pay, a dividend on its common stock in the foreseeable future. The Company recognized stock-based compensation expense of approximately $1,548,881 and $0 in the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024, there is approximately $1,705,000 remaining compensation expense to be recognized.

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $73,000 from several stockholders pursuant to informal note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2024 under the same terms. During the year ended December 31, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company, such that $49,000 remain outstanding at December 31, 2023 and March 31, 2024. Interest expense amounted to $960 for the three months ended March 31, 2024 and 2023. The accrued interest payable at March 31, 2024 and December 31, 2023 was $12,559 and $11,559, respectively.

NOTE I - SUBSEQUENT EVENTS

The Company has evaluated the effect of events and transactions subsequent to March 31, 2024 through the date of issuance of the consolidated financial statements and determined that no subsequent events have occurred that require recognition in the consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are an ophthalmic research and development company focused on creating solutions to screen, monitor, diagnose, and treat ophthalmic, optical, and sight-threatening disorders and to enable the early detection and treatment of multiple systemic diseases through a combination of therapeutic medications, retinal imaging and medical device technologies. Our mission is to prevent vision loss and blindness due to diabetic retinopathy and maculopathy through two devices: (1) RetinalCamTM, a home monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7; and (2) Retinal Imaging Screening Device, a portable, retinal imaging system providing a wide-degree field of view without requiring pupil dilation.

We are actively pursuing our mission to prevent vision loss and blindness due to ocular and systemic diseases, including diabetic retinopathy and maculopathy, using high resolution retinal imaging Our first two devices are:

1.	RetinalCamTM, an in-home/remote location patient-activated monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7; and
2.	Retinal Imaging Screening Device, a portable, retinal imaging system providing a wide field of view without requiring pupil dilation;

3. In addition to the above medical device advancements, we are engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (IRB) to conduct a study to personalize medical evaluations for patients receiving treatment for wet macular degeneration, which was previously announced on October 30, 2023. We and Dr. Perich have engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. Blood draws are anticipated to begin in the second quarter 2024. If the study proves successful, revenues for this program are anticipated to begin in Q1 2025.

In addition to the above medical device and IRB advancements, we continue to make progress in our planning/and guidance to move forward, via our contracted clinical resource organization, to conduct pharmaceutical clinical studies for their medications:

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

We do not expect to generate any revenues from the RETINALGENIX DNA/RNA GPS™ products generated by DNA/GPS, Inc. unless and until we successfully complete the patient-facing commercial web platform and the dissemination of the associated Test Kits to participating patient subscribers via a FDA approved CLIA laboratory.

We do not expect to generate any revenues from product sales of RetinalCamTM unless and until we successfully complete development of RetinalCamTM, and we do not expect to generate any revenues from product sales of RetinalGenixTM unless and until we successfully obtain regulatory clearance for RetinalGenixTM. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses.

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

We have been issuing shares of our common stock pursuant to a private placement raising approximately $3.0 million from the sale of 3,070,500 shares of common stock from 2019 through January 2022. In October 2021, the registration statement on Form S-1 (the “Registration Statement”) that we filed with the SEC pursuant to which we registered for resale shares of common stock, including shares of common stock issuable upon exercise of outstanding options and warrants was declared effective. No funds were raised by the Company pursuant to the Registration Statement.

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

Basis of presentation:

The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DNA/GPS, Inc. All intercompany accounts and transactions have been eliminated in consolidation. As of March 31, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

.

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

Interest Expense

Interest expense is the agreed-upon interest rate charged on loans from stockholders.

Results of Operations

Comparison of the quarters ended March 31, 2024 and 2023

The following table sets forth key components of our results of operations for the three months ended March 31, 2024 and 2023.

	For The Three Months Ended
	March 31,
	2024	2023	Change	% Change

Revenues	$-	$-
Expenses
General and Administrative Expenses	328,985	203,242	125,743	62%
Research and Development	83,097	227,932	(144,835)	(64)%
Stock-based compensation	1,732,834	78,509	1,654,325	2107%

Total Expenses	2,144,916	509,683	1,635,233	321%

Interest expense	960	960	-	-%

Net Loss	$(2,145,876)	$(510,643)	(1,635,235)	320%

Revenues

We did not recognize revenues for the three months ended March 31, 2024 and 2023.

Research and Development Expenses

	For the three months ended
	March 31,
	2024	2023

Direct costs	$70,947	$211,272
Allocated costs from Sanovas	12,150	16,660
Total Research and Development expenses	$83,097	$227,932

Research and development expenses decreased by $144,835, or 64%, to $83,097 for the three months ended March 31, 2024 from $227,932 for the three months ended March 31, 2023. The decrease was primarily the result of a decrease in prototype related expenses and engineering and technology consultants, primarily due to the lack of available funds.

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $1,654,325, or 2107%, to $1,732,834 for the three months ended March 31, 2024 from $78,509 for the three months ended March 31, 2023. The increase was primarily due to the recognition of expense for options issued in the first quarter of 2024, of which a significant portion was vested immediately.

General and Administrative Expenses

	For the three months ended
	March 31,
	2024	2023

Direct costs	$171,485	$79,492
Allocated costs from Sanovas	157,500	123,750
Total general and administrative expenses	$328,985	$203,242

Administrative expenses increased by $125,743 or 62%, to $328,985 for the three months ended March 31, 2024 from $203,242 for the three months ended March 31, 2023. The Company has no full-time employees. The increase in administrative expenses was primarily due to an increase in compensation allocated to the Company from Sanovas from approximately $124,000 to $158,000 during the three months ended March 31, 2024 and 2023, respectively due to an increase in wages from Sanovas staff working on Company related projects. Administrative costs consisting of costs related to executives and employees from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business. Other administrative expenses were higher and related primarily to increased professional fees and listing related expenses.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the three months ended March 31, 2024, we received $43,255 of cash advances and allocated services from Sanovas and $150,000 from the exercise of stock options.

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

Cash Flow Activities for the three months ended March 31, 2024 and 2023

The following table sets forth a summary of our cash flows for the periods presented:

	For The Three Months Ended
	March 31,
	2024	2023

Net cash used in operating activities	$(142,869)	$(77,575)
Net cash provided by financing activities	193,255	85,007

Increase in cash	50,386	7,432
Cash at beginning of the period	0	38
Cash at end of the period	$50,386	$7,470

Operating Activities

Net cash used in operating activities was $142,869 for the three months ended March 31, 2024 and $77,575 for the three months ended March 31, 2023. The cash flow used in operating activities in 2024 was driven by the net loss of $2,145,876 offset in part by non-cash expenses including stock-based compensation expense of $1,732,834 and an increase in accounts payable and accrued interest payable of $78,588. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $169,650 during the three months ended March 31, 2024, and we received $20,950 of net advances from Sanovas, for a net change of $190,600 related to Sanovas transactions.

The cash flow used in operating activities in 2023 was driven by the net loss of $510,643 offset in part by non-cash expenses including stock-based compensation expense of $78,509 and an increase in accounts payable and accrued interest payable of $158,701. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $140,410 during the quarter ended March 31, 2023, and we received $54,463 of net advances from Sanovas, for a net change of $194,873 related to Sanovas transactions.

Financing Activities

Net cash provided by financing activities was $193,255 and $85,007 during the three months ended March 31, 2024 and 2023, respectively, attributable to proceeds from advances from related parties of $43,255 and $85,007 in the three months ended March 31, 2024 and 2023, respectively, and the proceeds from the exercise of stock options of $150,000 in 2024.

Critical Accounting Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures in the financial statements and accompanying notes. Management bases it estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process often may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Estimates are used in areas including, but not limited to research and development expense recognition, valuation of stock options, allowances of deferred tax assets, accrued expenses and liabilities, and cash flow assumptions regarding going concern considerations.

Stock-based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognize the cost (net of estimated forfeitures) over the vesting period. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. We estimate the fair value of stock options using a Black-Scholes valuation model. The cost is recorded in the consolidated statements of operations based on the employees’ respective function. The fair value of common stock was determined based upon the sale of common stock to third parties pursuant to the offering which commenced in 2019, which offering continued through January 2022. Commencing in mid-2023, the fair value of common stock was determined based upon the market price our common stock.

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

Allocated costs from Sanovas

Certain costs and expenses have been consistently allocated to the Company by Sanovas. We expect that to continue until we have sufficient resources to build our own team and infrastructure to support our operations. The allocations our payroll related expenses are based upon the estimated percentage of effort incurred by each employee on operations. Allocation of non-payroll related expenses are based upon whether the expense related to our operations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2024.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2024, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”). Except as described below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of the Annual Report.

Risks Relating to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the years ended December 31, 2023 and December 31, 2022, were $2,090,889 and $3,913,990, respectively, and our accumulated deficit as of December 31, 2023 and December 31, 2022 was $11,109,195 and $9,018,306, respectively. Our net losses for the three months ended March 31, 2024 and 2023, were $2,145,876 and $510,643, respectively, and our accumulated deficit as of March 31, 2024 was $13,255,000. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of March 31, 2024, we had cash of $44 and liabilities of $1,082,755. As of the date of this report, we do not have adequate resources to fund our operations beyond June 2025 without considering any potential future milestone payments that we may receive under any new collaborations that we may enter into in the future or any future capital raising transactions. We will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2023 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of March 31, 2024 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In March 2024, the Company issued 75,000 shares of common stock in settlement of $150,000 of accounts payable.

In March 2024, stock options for 150,000 shares of common stock were exercised for a cash payment of $150,000.

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

RETINALGENIX TECHNOLOGIES INC.

Date: May 20, 2024	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer, President and Chairman of the Board
(Principal Executive Officer)

Date: May 20, 2024	By:	/s/ Virender Ahluwalia
Virender Ahluwalia,
Interim Chief Financial Officer
(Principal Financial Officer and Accounting Officer)

