Form 10-Q
period 2024-09-30
RetinalGenix Technologies Inc.
filed 2024-11-18
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 12, 2024 was 18,090,739.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2024 (unaudited)	December 31, 2023
ASSETS
Current Assets
Cash	$79,089	$-
Total Current Assets	79,089	-

Equipment, net of accumulated depreciation of $226 and $151 at September 30, 2024 and December 31, 2023, respectively	81	156
Operating lease right-of-use assets	7,689	-
Security deposit	1,995	-

TOTAL ASSETS	$88,854	$156
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	885,564	884,920
Due to Sanovas	509,309	2,760
Due to related parties	477,126	457,534
Shareholders’ notes payable	49,000	49,000
Lease liability – short term portion	662	-
Accrued interest payable	14,479	11,599
Total Current Liabilities	1,936,140	1,405,813
Lease liability – long term portion	7,028	-
Total liabilities	1,943,168	1,405,813

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at September 30, 2024 and December 31, 2023	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 18,060,517 and 17,635,478 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,806	1,764
Additional paid in capital	12,706,875	9,701,774
Accumulated deficit	(14,562,995)	(11,109,195)
Total Stockholders’ Deficit	(1,854,314)	(1,405,657)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$88,854	$156

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Three Months Ended
	September 30,
	2024	2023

Revenues	$-	$-
Operating expenses:
General and administrative expenses	244,098	167,046
Research and development	102,977	89,778
Stock-based compensation	296,256	428,683

Total operating expenses	643,331	685,507

Interest expense	960	960

Net loss	$(644,291)	$(686,467)

Net loss per share - basic and diluted	$(0.04)	$(0.04)

Weighted average number of common shares outstanding during the period- basic and diluted	17,970,120	17,275,635

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For The Nine Months Ended
	September 30,
	2024	2023

Revenues	$-	$-
Operating expenses:
General and administrative expenses	941,821	490,385
Research and development	269,000	470,287
Stock-based compensation	2,240,099	585,701

Total operating expenses	3,450,920	1,546,373

Interest expense	2,880	2,880

Net loss	$(3,453,800)	$(1,549,253)

Net loss per share - basic and diluted	$(0.19)	$(0.09)

Weighted average number of common shares outstanding during the period- basic and diluted	17,871,511	17,273,289

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND SEPTEMBER 30, 2023

	Common shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholder’s Deficit
September 30, 2024 Period Balance as at December 31, 2023	17,635,478	$1,764	$9,701,774	$(11,109,195)	$(1,405,657)

Settlement of accounts payable through issuance of shares	75,000	7	149,993		150,000
Stock based compensation expense			1,732,834		1,732,834
Exercise of stock options	150,000	15	149,985		150,000
Net loss				(2,145,876)	(2,145,876)
Balance as at March 31, 2024	17,860,478	1,786	11,734,586	(13,255,071)	(1,518,699)

Shares sold to investors	44,444	4	99,996		100,000
Stock based compensation expense			211,009		211,009
Exercise of stock options	20,000	2	59,998		60,000
Net loss				(663,633)	(663,633)
Balance at June 30, 2024	17,924,922	$1,792	$12,105,589	$(13,918,704)	$(1,811,323)

Shares sold to investors	135,595	14	305,030		305,044
Stock based compensation expense			296,256		296,256
Net loss				(644,291)	(644,291)
Balance at September 30, 2024	18,060,517	$1,806	$12,706,875	$(14,562,995)	$(1,854,314)

September 30, 2023 Period
Balance as at December 31, 2022	17,272,116	$1,783	$7,947,460	$(9,018,306)	$(1,069,063)

Stock-based compensation			78,509		78,509
Net loss				(510,643)	(510,643)
Balance as at March 31, 2023	17,272,116	1,783	8,025,969	(9,528,949)	(1,501,197)

Stock-based compensation			78,509		78,509
Net loss				(352,143)	(352,143)
Balance as at June 30, 2023	17,272,116	$1,783	$8,104,478	$(9,881,092)	$(1,774,831)

Stock-based compensation			428,683		428,683

Retirement of due to Sanovas through The issuance of shares of common stock To Sanovas Opthalmology LLC	316,695	31	950,055		950,086
Net loss				(686,467)	(686,467)
Balance as at September 30, 2023	17,588,811	1,814	9,483,216	(10,567,559)	(1,082,529)

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For The Nine Months Ended
	September 30,
	2024	2023
Cash Flows From (Used In) Operating Activities
Net loss	$(3,453,800)	$(1,549,253)
Adjustments to reconcile net loss to net cash (used in) operating activities
Non-cash items:
Stock-based compensation expense	2,240,099	585,701
Depreciation expense	75	75
Expenses allocated by Sanovas on behalf of Company	506,549	523,053
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	150,646	275,908
(Increase) in security deposit	(1,995)	-
Increase in accrued interest	2,880	2,880
Total adjustments	2,898,254	1,387,617
Net cash (used in) operating activities	(555,546)	(161,636)

Cash Flows From Financing Activities
Proceeds from sale of common stock	405,043	-
Proceeds from exercise of stock options and warrants	210,000	-
Advances from related parties	19,592	161,642
Net cash provided by financing activities	634,635	161,642
Net increase in cash	79,089	6
Cash at beginning of period	-	38
Cash at end of period	$79,089	$44

Supplemental information:
Interest paid	$-	$-
Income taxes paid	-	-
Operating lease	7,027	-
Retirement of due to Sanovas through the issuance of common stock to Sanovas Ophthalmology LLC (Note C)	-	950,086
Vendor liability settled through the issuance of common stock	150,000	-

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. During the periods ended September 30, 2024 and 2023, a portion of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

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

In addition to the above medical device advancements, the Company is engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (“IRB”) to conduct a study to personalize medical evaluations for patients receiving treatment for wet macular degeneration, which was previously announced on October 30, 2023. The Company and Dr. Perich have engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. Blood draws are anticipated to begin in the 2025. If study proves successful, revenues for this program are anticipated to begin in the first half of 2025.

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

On July 5, 2022, the Company entered into an exchange agreement with Dr. Lawrence Perich pursuant to which it acquired all the outstanding shares of DNA/GPS Inc., a pharmacogenetics company based in Tampa, Florida (“DNA/GPS”), in exchange for the issuance of 2,000,000 shares of the Company’s common stock. The acquisition of DNA/GPS combines DNA/GPS’ genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to screen, monitor and provide data to profile trends and create diagnostic markers for systemic and retinal disorders in the cardiovascular, Alzheimer’s and Parkinson disease. The markers and data analysis are rapid and cost effective, thereby eliminating expensive diagnostic equipment such as MRI or CT scanning. The results are confidential to the patient and anonymous for any third party without permission of the patient. The Company accounted for this transaction as an asset acquisition in the quarter ended September 30, 2022. The estimated fair value of the transaction was $2,000,000 plus legal fees associated with the transaction of $32,889 was recorded as acquired in-process research and development costs in the associated consolidated statement of operations in the quarter ended September 30, 2022.

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $14,563,000 at September 30, 2024. In addition, as of September 30, 2024 and December 31 2023, the Company had liabilities of approximately $1,943,000 and $1,406,000, respectively, a significant portion of which is with related parties. The Company has minimal cash at September 30, 2024 and remains dependent on related parties for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company is in discussions with investment bankers and individual investors with respect to raising additional capital for the Company and potentially up-listing to NASDAQ exchange.

Sanovas has paid a significant portion of the Company’s operating expenses through September 2024, and was owed approximately $509,000 as of September 30, 2024 by the Company. The Company issued 316,695 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $950,086 during the nine months ended September 30, 2023. The Company also issued 75,000 shares of its common stock to offset $150,000 due to a vendor in the quarter ended March 31, 2024 to settle an account payable.

As of the date of this report, the Company does not have adequate resources to fund its operations through November 2024 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

1. Basis of Presentation

The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). As of September 30, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the Annual Report for the year ended December 31, 2023 (the “2023 Annual Report”).

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at September 30, 2024 or December 31, 2023. The Company’s policy is to expense any penalties and interest associated with this topic. At September 30, 2024 and December 31, 2023, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the three and nine months ended September 30, 2024 and 2023, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the three and nine months ended September 30, 2024 are stock options to purchase 2,465,000 shares of common stock, pre-funded warrant to purchase 28,014,540 shares of common stock and warrants to purchase 1,800,000 shares of common stock.

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

9. Leases

The Company determines if an arrangement is an operating or capital lease at inception. At September 30, 2024, the Company had an operating lease for an office suite (see Note H) and no financing leases.

Operating leases are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities (current portion and long-term portion) on the accompanying consolidated balance sheets. Operating lease ROU assets and the related lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets also include lease incentives and initial direct costs incurred. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Leases may include options to extend or terminate the lease which are included in the operating lease ROU assets and operating lease liability when they are reasonably certain of exercise. Certain leases include lease and non-lease components, which are accounted for as one single lease component. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term.

10. Recent Accounting Pronouncements:

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

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $472,000 and $371,000 in costs related to an officer of the Company in the nine months ending September 30, 2024 and 2023, respectively.

The following summarizes the transactions between the Company and Sanovas for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,	September 30,
	2024	2023

Balance due to Sanovas – beginning of year	$2,760	$427,933

Costs of Sanovas allocated to the Company	496,800	421,231
Retirement of due to Sanovas through the issuance of shares to Sanovas Ophthalmology	0	(950,086)
Proceeds from costs charged by Sanovas to the Company	9,749	101,823

Balance due to Sanovas - end of period	$509,309	$901

The Company issued 316,695 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $950,086 during the nine months ended September 30, 2023. There were no shares issued in the nine months ended September 30, 2024.

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through September 30, 2024 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advanced funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At September 30, 2024 and December 31, 2023, the Company had received an aggregate of $477,126 and $457,534 pursuant to such advances, respectively.

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

In 2024, the Company commenced an offering of its common stock at $2.25 per share. In June 2024, the Company sold 44,444 shares of common stock for $100,000. In June 2024, stock options for 20,000 shares of common stock were exercised for a cash payment of $60,000. In the quarter ended September 30, 2024, the Company sold 135,595 shares of common stock for $305,044.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

Preferred Stock

As of September 30, 2024 and December 31, 2023, there were 3,000,000 shares of preferred stock designated as Series F preferred stock. There are no shares of Series F preferred stock outstanding at September 30, 2024 or December 31, 2023.

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

The Company recognized $340,971 and $585,701 of stock-based compensation expense during the nine months ended September 30, 2024 and 2023, respectively, related to stock options which is included in the accompanying consolidated statements of operations. The Company recognized $78,509 and $428,683 of stock-based compensation expense during the three months ended September 30, 2024 and 2023, respectively, related to stock options which is included in the accompanying consolidated statements of operations. As of September 30, 2024, there was approximately $106,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.8 years.

At September 30, 2024, there were 4,765,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through September 30, 2024:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2022	2,360,000	$1.00
Granted	300,000	3.00
Canceled	-
Forfeited	(75,000)	1.00
Exercised	-
Options outstanding – December 31, 2023	2,585,000	$1.23
Granted	50,000	3.00
Canceled	-	-
Forfeited	-	-
Exercised	(170,000)	1.24
Options outstanding – September 30, 2024	2,465,000	$1.27

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of September 30, 2024 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2024
$1.00	2,135,000	5.0 Years	1,996,111
3.00	330,000	9.0 years	350,000
	2,465,000		2,346,111

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

The following table summarizes warrant activity through September 30, 2024:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2022	150,000	$1.10
Granted	-
Canceled	-
Exercised	-
Warrants outstanding – December 31, 2023	150,000	1.10

Granted	1,650,000	3.0
Canceled	-	-
Exercised	-	-
Warrants outstanding – September 30, 2024	1,800,000	$2.84

Additional information regarding the warrants outstanding as of September 30, 2024 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.10	150,000	3.4 Years	150,000
$3.00	1,650,000	9.1 Years	766,667
	1,800,000		916,667

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

The Company recognized stock-based compensation expense of $1,899,128 and $0 in the nine months ended September 30, 2024 and 2023, respectively, related to warrants which is included in the accompanying consolidated statements of operations. The Company recognized $217,747 and $0 of stock-based compensation expense during the three months ended September 30, 2024 and 2023, respectively, related to warrants which is included in the accompanying consolidated statements of operations. At September 30, 2024, there is approximately $1,269,000 remaining compensation expense to be recognized. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2023 under the same terms. During the year ended December 31, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company, such that $49,000 remain outstanding at September 30, 2024 and December 31, 2023. Interest expense amounted to $2,880 and $2,880 for the nine months ended September 30, 2024 and 2023, respectively. The accrued interest payable at September 30, 2024 and December 31, 2023 was $14,479 and $11,599, respectively.

NOTE H - LEASE

In late September 2024, the Company entered into an office suite lease that expires in 2027 (with automatic renewals). This lease is classified as an operating lease in the accompanying consolidated balance sheet. A security deposit of $1,995 was paid in connection with this lease. A discount rate of 8% was utilized upon recognition of the lease asset and liability. The initial present value of the lease payments was $7,689. The payments under the lease are as follows:

2024	$2,600

2025	7,878

2026	8,114

2027	5,517

Total payments	24,109

Less interest	16,419

Total liability	$7,690

The amounts recorded on the consolidated statement of financial position at September 30, 2024 were as follows:

Right of use asset, net	$7,689
Lease liability -long term	$7,028
Lease liability – short term	662

NOTE I - SUBSEQUENT EVENTS

Subsequent events were reviewed through November 18, 2024, the date these consolidated financial statements were available for issuance and determined that no subsequent events have occurred that require recognition in the consolidated financial statements, except as noted below

From October 1, 2024 through November 18, 2024, the Company sold 10,222 shares of common stock at $2.25 per share for proceeds of $23,000 and a warrants for 20,000 shares at $3.00 per share was exercised for proceeds of $60,000.

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

We issued shares of our common stock pursuant to a private placement raising approximately $3.0 million from the sale of 3,070,000 shares of common stock from 2019 through January 2022. In October 2021, the registration statement on Form S-1 (the “Registration Statement”) that we filed with the Securities and exchange Commission (the “SEC”) pursuant to which we registered for resale shares of common stock, including shares of common stock issuable upon exercise of outstanding options and warrants was declared effective. No funds were raised by the Company pursuant to the Registration Statement. We commenced a private placement of common stock in 2024, and have raised approximately $428,000 through the date of this filing.

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

Basis of presentation:

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, DNA/GPS, Inc. All intercompany accounts and transactions have been eliminated in consolidation. As of September 30, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

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

General and administrative Expenses

General and administrative expenses consist primarily of compensation and consulting related expenses. Administrative expenses also include professional fees and other corporate expenses, including legal fees relating to corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses, marketing activities and other operating costs that are not specifically attributable to research activities. We have no full-time employees and have had limited funding, therefore the Company has been required to eliminate or defer as many costs as possible based upon available resources.

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

Results of Operations

Comparison of the nine months ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations for the nine months ended September 30, 2024 and 2023.

	For The Nine Months Ended
	September 30,
	2024	2023	Change	% Change

Revenues	$-	$-
Expenses
General and administrative	941,821	490,385	451,436	92%
Research and development	269,000	470,287	(201,287)	(43)%
Stock-based compensation	2,240,099	585,701	1,654,398	282%

Total Expenses	3,450,920	1,546,373	1,904,547	123%

Interest expense	2,880	2,880	-	-%

Net Loss	$(3,453,800)	$(1,549,253)	1,904,547	123%

Revenues

We did not recognize revenues for the nine months ended September 30, 2024 and 2023.

Research and Development Expenses

	For the nine months ended
	September 30,
	2024	2023

Direct costs	$244,700	$420,307
Allocated costs from Sanovas	24,300	49,980
Total Research and Development expenses	$269,000	$470,287

Research and development expenses decreased by $201,287, or 43%, to $269,000 for the nine months ended September 30, 2024 from $470,287 for the nine months ended September 30, 2023. The decrease was primarily the result of a decrease in prototype related expense, engineering and technology consultants, and pilot manufacturing costs due to a lack of funds.;

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $1,654,398, or 282%, to $2,240,099 for the nine months ended September 30, 2024 from $585,701 for the nine months ended September 30, 2023. The increase was primarily due to the recognition of expense for options issued in the first quarter of 2024, of which a significant portion was vested immediately.

General and Administrative Expenses

	For the nine months ended
	September 30,
	2024	2023

Direct costs	$469,321	$119,135
Allocated costs from Sanovas	472,500	371,250
Total general and administrative expenses	$941,821	$490,385

General and administrative expenses increased by $451,436 or 92%, to $941,821 for the nine months ended September 30, 2024 from $490,385 for the nine months ended September 30, 2023. Administrative costs consisting of costs related to executives from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business, and increased by approximately $101,000 over the 2023 levels. Salaries allocated to the Company from Sanovas increased in 2024 since the majority of time spent by Sanovas employees were on Company activities. The Company also incurred significant fees as its portion of the legal costs in the Gerrans litigation matter described in Note D to the consolidated financial statements. Other administrative expenses, specifically legal and accounting fees, travel and marketing fees were higher because of fund raising and listing related expenses.

Comparison of the quarter ended September 30, 2024 and 2023

The following table sets forth key components of our results of operations for the three months ended September 30, 2024 and 2023.

	For The Three Months Ended
	September 30,
	2024	2023	Change	% Change

Revenues	$-	$-
Expenses
General and administrative	244,098	167,046	77,052	46%
Research and development	102,977	89,778	13,199	15%
Stock-based compensation	296,256	428,683	(132,427)	(31)%

Total Expenses	643,331	685,507	(42,176)	(6)%

Interest expense	960	960	-	-%

Net Loss	$(644,291)	$(686,467)	(42,176)	(6)%

Revenues

We did not recognize revenues for the three months ended September 30, 2024 and 2023.

Research and Development Expenses

	For the three months ended
	September 30,
	2024	2023

Direct costs	$102,977	$73,118
Allocated costs from Sanovas	-	16,660
Total Research and Development expenses	$102,977	$89,778

Research and development expenses increased by $13,199, or 15% to $102,977 for the three months ended September 30, 2024 from $89,778 for the three months ended September 30, 2023. The increase was primarily the result of an increase in prototype related expenses, engineering and technology consultants, and pilot manufacturing costs.

Stock Based Compensation Expenses

Stock-based compensation expenses decreased by $132,427, or 31%, to $296,256 for the three months ended September 30, 2024 from $428,683 for the three months ended September 30, 2023. The decrease was primarily due to the recognition of expense for options issued in the third quarter of 2023, much of which was fully vested upon issuance.

General and Administrative Expenses

	For the three months ended
	June 30,
	2024	2023

Direct costs	$65,898	$43,296
Allocated costs from Sanovas	157,500	123,750
Total general and administrative expenses	$244,098	$167,046

General and administrative expenses increased by $77,052 or 46%, to $244,098 for the three months ended September 30, 2024 from $167,046 for the three months ended September 30, 2023. Administrative costs consisting of costs related to executives from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business, and increased by approximately $34,000 over the 2023 levels. Salaries allocated to the Company from Sanovas increased in 2024 since the majority of time spent by Sanovas employees were on Company activities. The Company also incurred $25,000 in fees as its portion of the legal costs in the Gerrans litigation matter described in Note D to the consolidated financial statements. Other administrative expenses, specifically marketing fees were higher because of fund raising and listing related activities.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the nine months ended September 30, 2024, we received approximately $20,000 of advances and invoices paid by affiliates, $210,000 from the exercise of stock options and $405,000 pursuant to recent private placement of common stock. As of September 30, 2024, we had cash of $79,089 and liabilities of $1,943,169. As of the date of this report, we do not have adequate resources to fund our operations beyond December 2024 without considering any future capital raising transactions.

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

Cash Flow Activities for the nine months ended September 30, 2024 and 2023

The following table sets forth a summary of our cash flows for the periods presented:

	For The Nine Months Ended
	September 30,
	2024	2023

Net cash used in operating activities	$(555,546)	$(161,636)
Net cash provided by financing activities	634,635	161,642

Net increase (decrease) in cash	79,089	6
Cash at beginning of the period	0	38
Cash at end of the period	$79,089	$44

Operating Activities

Net cash used in operating activities was $555,546 for the nine months ended September 30, 2024. The cash flow used in operating activities in 2024 was driven by the net loss of $3,453,800 offset in part by non-cash stock-based compensation expense of $2,240,099 and an increase in accounts payable and accrued interest payable of $153,526. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $496,800 and we received $9,749 of net cash advances from Sanovas during the nine months ended September 30, 2024.

Net cash used in operating activities was $161,636 for the nine months ended September 30, 2023. The cash flow used in operating activities in 2023 was driven by the net loss of $1,549,253 offset in part by non-cash stock-based compensation expenses of $585,701 and an increase in accounts payable and accrued liabilities of $278,788. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $421,230 during the nine months ended September 30, 2023. During the nine months ended September 30, 2023 we received $101,823 of net cash advances from Sanovas.

Financing Activities

Net cash provided by financing activities was $634,635 and $161,642 during the nine months ended September 30, 2024 and 2023, respectively, primarily attributable to proceeds from advances from related parties and Sanovas of $161,642 in the nine months ended September 30, 2023, and the sale of common stock of $405,043, exercise of stock options of $210,000 and proceeds from advances from related parties of $19,592 in the nine months ended September 30, 2024.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We are considering various remediation measures, including hiring internal accounting resources or using outside providers to provide additional resources and capabilities as well as implementing a more formal accounting and financial reporting system to mitigate such material weakness, but have not yet adopted or implemented any such measures. When we have sufficient business activity and funding available, we intend to begin to implement remediation measures to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We hope to complete the implementation, remediation and test of the new procedures in the 2025, as resources permit us to spend time and money on building finance infrastructure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2024, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the years ended December 31, 2023 and December 31, 2022, were $2,090,889 and $3,913,990, respectively, and our accumulated deficit as of December 31, 2023 and December 31, 2022 was $11,109,195 and $9,018,306, respectively. Our net losses for the nine months ended September 30, 2024 and 2023, were $3,453,800 and $1,549,253, respectively, and our accumulated deficit as of September 30, 2024 was $14,562,995. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2024, we had cash of $79,089 and liabilities of $1,943,169. As of the date of this report, we do not have adequate resources to fund our operations beyond December 2024 without considering any future capital raising transactions. We will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2023 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of September 30, 2024 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) Unregistered Sales of Equity Securities

The foregoing offers, sales and issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

From October 1, 2024 through November 18, 2024, the Company sold 10,222 shares of common stock at $2.25 per share for proceeds of $23,000.

From October 1, 2024 through November 18, 2024, the Company issued 20,000 shares of common stock upon the exercise of warrants and received gross proceeds of $60,000.

In the quarter ended September 30, 2024, we sold 135,595 shares of common stock for $305,044.

(b) Use of Proceeds

Not applicable.

(c) Issuer Purchases of Equity Securities

Not applicable.

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

RETINALGENIX TECHNOLOGIES INC.

Date: November 14, 2024	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer President and Chairman of the Board
(Principal Executive Officer)

