Form 10-K
period 2024-12-31
RetinalGenix Technologies Inc.
filed 2025-03-31
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 333-258528

RETINALGENIX TECHNOLOGIES INC.

(Exact name of registrant as specified in charter)

Delaware	82-3936890
(State or jurisdiction of Incorporation or organization)	I.R.S. Employer Identification No.

409 Apollo Beach Blvd, Suite 6 Apollo Beach, FL	33572
(Address of principal executive offices)	(Zip code)

(415) 578-9583

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading symbol(s)	Name of each exchange on which registered

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15,506,590 (based upon the closing sale price of the registrant’s common stock reported on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

Number of shares of common stock outstanding as of March 31, 2025 was 18,522,295.

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

Risk Related to our Financial Position and Need for Capital

●	We have generated no revenue from commercial sales and our future profitability is uncertain.
●	If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.
●	Raising additional capital may cause dilution to our existing stockholders.
●	There is substantial doubt about our ability to continue as a going concern.
●	We have incurred net losses every year and expect to continue to incur increased expenses.
●	Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.

Risk Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	Our revenues from sales of our products will be dependent upon pricing and reimbursement guidelines.
●	We will depend upon our suppliers to provide the components we require.
●	Our commercial and financial success depends on our products being accepted in the market.
●	We may face substantial competition in the future.
●	Product liability lawsuits against us could cause us to incur substantial liabilities.
●	We are dependent on information technology systems.
●	If the quality or delivery of our products does not meet our customers’ expectations, our reputation could suffer and ultimately our sales and operating earnings could be negatively impacted.
●	Failure to comply with data privacy and security laws could have a material adverse effect on us
●	We may not be successful in hiring and retaining key employees, including executive officers.
●	Our management overlaps substantially with the management and our principal stockholder.
●	We may acquire other businesses that could negatively affect our operating results and dilute our stockholders’ ownership.
●	Our failure to accurately forecast demand for our products could result in additional costs.
●	If our facilities were to experience catastrophic loss, our operations would be seriously harmed.
●	Changes in general economic conditions and geopolitical and other conditions may adversely impact our business and operating results.
●	The future of drug negotiation prices under President Trump’s administration is uncertain
●	We will be dependent upon third parties for the distribution of our products.

Risk Related to our Intellectual Property Rights

●	Our intellectual property may not be sufficient to protect our products from competition.
●	We may become involved in future lawsuits to protect or enforce our patents.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
●	We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

Risks Relating to Government Regulations

●	Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our products in the U.S., which could severely harm our business.
●	Our promotional practices will be subject to extensive government scrutiny.
●	Our product candidates require significant clinical testing before seeking regulatory approval.
●	Our success depends upon our ability to advance our product candidates.
●	We do not have experience conducting clinical trials.
●	Legislative or regulatory reform of the health care system in the U.S. may adversely impact our business.
●	We are subject to stringent domestic and foreign medical device regulations.
●	We will also be subject to stringent government regulation in foreign countries.
●	Failure by us or our distributors to comply with foreign regulations applicable to the products we design, manufacture, install or distribute could expose us to enforcement actions or other adverse consequences.
●	We will be subject to ongoing requirements and inspections.
●	We could be subject to substantial fines or damages and possible exclusion from participation in federal or state health care programs if we fail to comply with the laws and regulations applicable to our business.
●	If we fail to develop and successfully introduce new products our operating results may suffer.

Risks Related to Owning our Securities

●	Our stock price may be volatile.
●	Future sales and issuances of our securities could result in additional dilution.
●	We have never paid cash dividends and have no plans to pay cash dividends in the future.
●	The “penny stock” rules of the SEC makes transactions in our stock cumbersome.
●	Certain of our stockholders control a significant number of shares of our common stock.
●	We have availed ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
●	Our First Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and our Bylaws (the “Bylaws”) and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.
●	Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming.
●	Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.

●	Our Certificate of Incorporation and Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

We intend to launch RetinalCamTM by the end of Q4 2025.

In addition to the above medical device advancements, the Company continues to make progress in development of our product candidates:

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

We anticipate that we will need approximately an additional $6,000,000 to (i) complete product design and testing for RetinalGeniXTM and RetinalCamTM and submit RetinalGeniXTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; and (iii) build the infrastructure for our sustained growth. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

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

We had been issuing shares of our common stock pursuant to a private placement raising approximately $3.0 million from the sale of 3,070,500 shares of common stock from 2019 to January 2022. During 2024, we also issued shares of common stock pursuant to a private placement raising approximately $650,000 (including $150,000 that was subscribed at December 31, 2024 and received in January 2025) from the sale of 290,262 shares of common stock. There can be no assurance that we will be able to raise capital when needed. Although our current private placement is still open, we have not yet sold any securities from January 1, 2025 through March 31, 2025.

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

Design & Prototype Progress

The Company has engaged a leading optical design, engineering, and fabrication firm to accelerate its development timeline and expects to complete its MVP prototype in the fourth quarter of 2025.

Laboratory Partner

The Company is engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (IRB) to conduct a study to personalize medical evaluations for patients receiving treatment for wet macular degeneration.

The Company and Dr. Perich have engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. Blood draws began in the fourth quarter 2024.

The Company has ended its relationship with MEDsan due to physical damage to MEDsan’s facility and their resulting inability to meet the Company’s timeline. This functionality has been replaced with Seven Springs Surgery Center.

Advisor for Therapeutic Drug Development

Avania Clinical has been contracted as the initial advisor for therapeutic drug development, specifically for the RTG-2023 and RTG-2024 product candidates. Additionally, we have filed two provisional patents related to these studies and formed an institutional review board to launch a 100-patient clinical study intended to validate the relative suitability of anti-VEGF ocular injection treatments for patient candidates with wet AMD.

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

Unmet need – the early diagnosis of systemic diseases

●	6 in 10 adults in the US have a chronic disease, The leading causes of death and disability and leading drivers of $4.1 trillion in annual health care costs.
●	Lack of cost-efficient and easy-to-operate high-resolution screening technology enabling early diagnosis
●	Inefficient, requiring the patient to access specialty centers and approvals away from home
●	Sophisticated technicians needed to implement MRI, CT, PET scan, ultrasound, echocardiogram, blood draws at specialty labs, retinal testing, etc.
●	Results of diagnoses generally are not immediate or confidential
●	Diagnostic equipment is based at universities, large clinics, and hospitals
●	Geographic accessibility (Rural even more limited)

Worsening Doctor-to-Patient Ratio

●	Delay in early treatment of eye and systemic diseases
●	There is expected to be physician workforce shortages throughout the country in 2030
●	Specialists needed to interpret test results
●	Inefficient, limited, and costly use of eyecare specialists
●	Staffing shortages: The healthcare workforce is facing provider and nursing shortages in many geographies
●	Decreasing medical professional population. The US faces a projected shortage of between 37,800 and 124,000 physicians within 12 years
●	30+ million people in the US are without health insurance
●	Worldwide, 4.5 billion people were not fully covered by essential health services

Escalating Blindness/Ocular Disease

●	Escalating blindness due to maculopathy, age-related macular degeneration (wet and dry), diabetic retinopathy and other eye diseases
●	Insufficient number of ophthalmologists and optometrists worldwide <600,000
●	Lack of early detection of central visual loss or changes due to therapeutic toxicity and various other causes
●	Drug toxicity from many sources, including therapeutics, metabolic and infectious diseases, auto-immune and vascular disorders

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

Drug Development market:

Age-Related macular degeneration - Market size:

There are two forms of AMD: wet and dry. The wet form is the leading cause of permanent central vision loss. The dry form can progress to the wet type if not monitored closely by a doctor. There are 18 million cases of dry in the US Dry) Most of those 18 million do not even know that they are at risk. 200 million people worldwide are estimated to have AMD, and by 2040, this number is projected to rise to close to 300 million. The current estimated global market size is $18.3 billion in 2023 with about $5 billion in North America as of 2021.

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

Candidate RTG 2024 for Alzheimer’s syndrome: There are 7 FDA-approved solutions that do not affect the underlying brain changes that cause symptoms, nor do they alter the course of the disease. We have filed provisional patents for two drug candidates that are already on the market for other indications. We intend to launch RetinalCamTM by the end of Q4 2025.

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

Current Intellectual property includes:

Patent granted in 2024

System and Method for Visualization of Ocular Anatomy

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

We intend to launch RetinalCamTM in Q4 2025. We do not intend to apply for 510(k) clearance for RetinalGeniXTM because we do not believe such clearance is necessary.

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

U.S. Drug Approval Process

In the United States, the FDA regulates pharmaceutical and biological products under the Federal Food, Drug and Cosmetic Act, Public Health Service Act (the “PHSA”), and implementing regulations. Products are also subject to other federal, state and local statutes and regulations. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of nonclinical laboratory tests and animal studies according to good laboratory practices, or GLPs, and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an Investigational New Drug which must become effective before human clinical trials may begin;

●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as good clinical practices, or GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed product for its intended use;

●	submission to the FDA of an New Drug Application (NDA) for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with cGMP, to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

●	potential FDA audit of the nonclinical trial and clinical study sites that generated the data in support of the NDA; and

●	FDA review and approval, or licensure, of the NDA.

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

Healthcare Reform

Healthcare reforms that have been adopted, and that may be adopted in the future, have been focused on cost containment in the healthcare system and could result in reductions in coverage and levels of reimbursement for healthcare products, increases in rebates payable under U.S. government rebate programs and additional downward pressure on pharmaceutical product prices. On September 9, 2021, the Biden administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The Department of Health and Human Services (“HHS”) plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives culminated in the enactment of the Inflation Reduction Act (“IRA”) in August 2022, which will, among other things, allow HHS to negotiate the selling price of certain drugs and biologics that CMS reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price representing a significant discount from average prices to wholesalers and direct purchasers. The law will also, beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

Future of Drug negotiation prices under President Trump’s administration

The future of drug price negotiations under the new Trump administration remains uncertain, with potential changes on the horizon. While the Medicare Drug Price Negotiation Program, established by the Inflation Reduction Act during the Biden administration, is still in effect, there are indications that modifications may be forthcoming.

Current Status

The Centers for Medicare and Medicaid Services (CMS) is currently preparing for the second round of negotiations, which will take place throughout 2025. These negotiations will cover 15 additional drugs, with the resulting maximum fair prices (MFPs) set to become effective on January 1, 2027. The first round of negotiations, completed under the Biden administration, successfully negotiated prices for 10 drugs, which will take effect in 2026.

Potential Changes

The Trump administration has expressed a commitment to lowering prescription drug costs but has also indicated a willingness to consider changes to the existing program. Some potential modifications include:

1.	Rulemaking Changes: The administration could alter the structure of the negotiation program through the rulemaking process, potentially impacting timelines or the number of meetings between parties.
2.	Alternative Approaches: The administration might explore different strategies, such as international reference pricing or rebate reform, if given the opportunity to revise the program.
3.	Legal Challenges: Ongoing lawsuits against the Inflation Reduction Act could provide an avenue for the administration to make significant changes or potentially replace the program entirely.

Implications

While the Trump administration has not outright rejected the drug price negotiation program, their approach suggests a potential shift in implementation. Democratic senators have expressed concern that the administration's statements may signal an intent to undermine Medicare's ability to secure the best possible drug prices.

Employees-Human Capital

As of December 31, 2024, we had no employees. We utilize a certain portion of Sanovas’ sole employee (Jerry Katzman) for our business and are allocated the proportion of payroll costs applicable to such usage from Sanovas. In addition, we utilize the services of consultants.

New Management and Appointees

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

Earlier in the year RetinalGenix added two other members to its team. First, Owen Watson has joined Dr. Larry Perich’s team to aid in developing the portal and software associated with the DNA GPS program. His experience in the management of pharmacogenetics and imaging in a HIPPA-compliant database will be directly applicable to the program’s capabilities. Second, Stephen Tannenbaum has joined RetinalGenix’s Business Advisory Board. His investment banking and capital raising background provides experience in supporting the CEO, Dr. Jerry Katzman, in his vision to grow the Company both organically and through M&A.

On November 30, 2023, we hired Mr. Ahluwalia to serve as our Interim Chief Financial Officer. Mr. Ahluwalia resigned August 18, 2024.

Properties

In September 2024, the Company entered into an office suite lease. The term of the lease is for a period of 12 months. The Lease auto-renews for an additional 2 years, unless the Owner is notified. The Company intends to renew the lease. The payments under the lease commence at $650 per month and escalates to $690/month over the three years.

We believe this arrangement is adequate for our current needs.

Legal Proceedings

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition. Notwithstanding the foregoing, Sanovas, Inc. (“Sanovas”), the majority stockholder of Sanovas Ophthalmology, LLC which is our majority stockholder, commenced an action in the Court of Chancery of the State of Delaware (C.A. No. 2020-0993-PAF) against Halo Management LLC (“Halo”) and Lawrence Gerrans seeking an order declaring that any rights that Halo and/or Mr. Gerrans may have with respect to any equity securities in Sanovas and each of its affiliated subsidiaries (including, but not limited to, our Company) are void or voidable and may be cancelled.

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

On November 21, 2021, our Board of Directors resolved to rescind the 3,000,000 shares of Series F Preferred Stock purported issued to Halo for lack of contract consideration. We recorded this action into our accounts in the fourth quarter of 2021. On April 2, 2024, the Court of Chancery of the State of Delaware issued an order voiding and cancelling 3,000,000 shares of Series F Preferred Stock issued to Halo.

Corporate Information

We were incorporated in Delaware on November 17, 2017. Our principal executive offices are located at 409 Apollo Beach Blvd, Ste 6 Apollo Beach, FL 33572-2281 and our telephone number is (415) 578-9583. Our website address is www.retinalgenix.com. The information contained on our website is not incorporated by reference into this prospectus, and you should not consider any information contained on, or that can be accessed through, our website as part of this prospectus or in deciding whether to purchase our securities.

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

We were incorporated in November 2017, have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the years ended December 31, 2024 and December 31, 2023, were $4,320,827 and $2,090,889, respectively, and our accumulated deficit as of December 31, 2024 and December 31, 2023 was $15,430,022 and $11,109,195, respectively. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our products and we cannot provide any assurances that any revenues they may generate in the future will be sufficient to fund our ongoing operations. We believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our products. We anticipate that we will need approximately an additional $6,000,000 to (i) complete product design and testing for the RetinalGeniXTM and RetinalCamTM and submit RetinalGeniXTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; Pearl IRB anti-VEGF blood draw study, and (iii) build the infrastructure for our sustained growth.

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

As of December 31, 2024, we had cash of $6,060. In addition, as of December 31, 2024, we had liabilities of $1,477,556. As of the date of this report, we do not have adequate resources to fund our operations for the next twelve months without advances from affiliates or any future capital raising transactions. In fact, as of December 31, 2024, we only had enough cash to run our operations for the next few days. Although our current private placement is still open, we have not yet sold any securities through March 31, 2025.

We will need to raise additional funding to complete the development of our products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2024 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have incurred losses every year and expect to continue to incur increased expenses. Our net losses for the year ended December 31, 2024 and December 31, 2023, were $4,320,827 and $2,090,889, respectively, and our accumulated deficit as of December 31, 2024 and December 31, 2023 was $15,430,022 and $11,109,195, respectively. We anticipate that we will need approximately an additional $6,000,000 to (i) complete product design and testing for the RetinalGeniXTM and RetinalCamTM and submit RetinalGeniXTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; Pearl IRB anti-VEGF blood draw study, and (iii) build the infrastructure for our sustained growth We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of December 31, 2024 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, it lacks the funding to remediate the weakness which requires hiring of additional personnel. Furthermore, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

Our future operations and successes depend in large part upon the strength of our management team. We rely heavily on the continued service of Jerry Katzman, our President and Chief Executive Officer. Accordingly, if Dr. Katzman terminates his employment with us, such a departure is expected to have a material adverse effect on our business. Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified financial, managerial, technical and regulatory personnel. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

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

The future of drug negotiation prices under President Trump’s administration is uncertain.

The future of drug price negotiations under the new Trump administration remains uncertain, with potential changes on the horizon. While the Medicare Drug Price Negotiation Program, established by the Inflation Reduction Act during the Biden administration, is still in effect, there are indications that modifications may be forthcoming. Any modifications may have an impact on our business.

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

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to RTG-2023 and RTG-2024. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of our medical devices and RTG-2023 and RTG-2024, which may not receive regulatory approval or be successfully commercialized even if regulatory approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of product candidates are and will remain subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market any product in the United States unless and until we receive approval from the FDA, or in any foreign countries unless and until we receive the requisite approval from regulatory authorities in such countries. We have never submitted a request for marketing approval to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so for the foreseeable future. Obtaining FDA approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA may delay, limit or deny approval of a product for many reasons.

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

If we are required to conduct additional clinical trials or other testing of product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may not be able to:

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

Even if we obtain clearance or approval to sell our products, we will be subject to ongoing requirements and inspections that could lead to the restriction, suspension or revocation of our clearance.

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

As of March 29, 2024, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 79% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

ITEM 2. PROPERTIES

In September 2024, the Company entered into an office suite lease. The term of the lease is for a period of 12 months. The lease auto-renews for an additional two years, unless the lessor is notified. The monthly payment is $650 and escalates to $690 over the three years. A security deposit of $1,995 was paid in connection with this lease.

We believe this arrangement is adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Pink tier of the OTC Markets Group, Inc. under the symbol “RTGN.” The following table sets forth, in U.S. dollars, high and low bid information for each of the calendar quarters indicated, as reported by the OTC Pink, for the past two fiscal years. Such OTC Pink quotations reflect inter-dealer prices, without markup, markdown or commissions and, particularly because our common stock is traded infrequently, may not necessarily represent actual transactions or a liquid trading market.

	High	Low
2024
Quarter ended December 31	$1.62	$0.25
Quarter ended September 30	$1.60	$1.50
Quarter ended June 30	$1.50	$1.00
Quarter ended March 31	$3.50	$1.00

2023
Quarter ended December 31	$3.10	$3.00
Quarter ended September 30	$3.00	$2.30
Quarter ended June 30	$9.40	$9.40
Quarter ended March 31	$9.40	$9.40

Shareholders

As of March 31, 2025, there were 122 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the quarter ended December 31, 2024 or subsequent thereto in any transactions that were not registered under the Securities Act other than as disclosed in our prior filings with the SEC and as set forth below.

During 2024, stock options for 170,000 shares of common stock were exercised for a cash payment of $210,000.

In 2024, the Company commenced a private offering of its common stock at $2.25 per share, and sold 223,595 shares of common stock for proceeds of $503,088. Also in 2024, one investor also subscribed for the purchase of 66,667 shares under the same offering for a total of $150,000, which was recorded as a stock subscription receivable at December 31, 2024 and was received in January 2025. Although this private placement is still open, we have not yet sold any securities from January 1, 2025 through March 31, 2025.

During the first quarter of 2024, the Company issued warrants for the issuance of 1,550,000 shares of common stock to consultants, board members, and advisors at an exercise price of $3.00 per share vesting over periods from immediately to three years. Of those warrants, 635,000 warrants in aggregate were granted to officers and directors exercisable at $3.00 per warrant as follows: Jerry Katzman, MD 300,000 shares, Virender Ahluwalia 50,000 shares, Herbert Gould, MD 160,000 shares, Dessy Boneva, MD 50,000 shares, Vinay Mehindru, MD 75,000 shares.

The issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

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

We anticipate that we will need approximately an additional $6,000,000 to (i) complete product design and testing for RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; and (iii) build the infrastructure for our sustained growth. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

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

We commenced a private placement of common stock in 2024, and have issued 290,262 shares of common stock and raised approximately $653,000 (including the $150,000 subscribed at December 31, 2024 and received in January 2025). No additional shares of common stock were sold in 2025 through the date of this filing.

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

General and administrative Expenses

General and administrative expenses consist primarily of compensation and consulting related expenses. Administrative expenses also include professional fees and other corporate expenses, including legal fees relating to corporate matters; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses, marketing activities and other operating costs that are not specifically attributable to research activities. We have no full-time employees and have had limited funding; therefore the Company has been required to eliminate or defer as many costs as possible based upon available resources.

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table sets forth key components of our results of operations for the years ended December 31, 2024 and 2023.

	For the years ended
	December 31,
	2024	2023	Change	% Change

Revenues	$-	$-	$-
Expenses
General and administrative	1,333,930	898,658	435,272	48%
Research and development	373,271	524,183	(150,912)	(29)%
Stock-based compensation	2,609,786	664,208	1,945,578	293%

Total Expenses	4,316,987	2,087,049	2,229,938	107%

Interest expense	3,840	3,840	-	-%

Net Loss	$(4,320,827)	$(2,090,889)	$2,229,938	107%

Revenues

We did not recognize revenues for the years ended December 31, 2024 and 2023.

Research and Development Expenses

	For the years ended
	December 31,
	2024	2023

Direct costs	$348,971	$457,543
Allocated costs from Sanovas	24,300	66,640
Total Research and Development expenses	$373,271	$524,183

Research and development expenses decreased by $150,912, or 29%, to $373,271 for the years ended December 31, 2024 from $524,183 for the year ended December 31, 2023. The decrease was primarily the result of a decrease in engineering and technology consultants, and pilot manufacturing costs due to a lack of funds.

Stock Based Compensation Expenses

Stock-based compensation expenses increased by $1,945,578 or 293%, to $2,609,786 for the years ended December 31, 2024 from $664,208 for the year ended December 31, 2023. The increase was primarily due to the recognition of expense for warrants issued in the first quarter of 2024, of which a significant portion was vested immediately.

General and Administrative Expenses

	For the years ended
	December 31,
	2024	2023

Direct costs	$703,930	$403,658
Allocated costs from Sanovas	630,000	495,000
Total general and administrative expenses	$1,333,930	$898,658

General and administrative expenses increased by $435,272 or 48%, to $1,333,930 for the years ended December 31, 2024 from $898,658 for the year ended December 31, 2023. Administrative costs consisting of costs related to executives from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business, and increased by approximately $135,000 over the 2023 levels. Salaries allocated to the Company from Sanovas increased in 2024 since the majority of time spent by Sanovas’ sole employee were on Company activities. The Company also incurred significant fees in 2023 as its portion of the legal costs in the Gerrans litigation matter described in Note D to the consolidated financial statements. Other administrative expenses, specifically legal and accounting fees, travel and marketing fees were higher because of marketing for the fund-raising activities and listing related expenses.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the years ended December 31, 2024, we received approximately $35,000 of advances and invoices paid by affiliates, $210,000 from the exercise of stock options and $503,000 pursuant to proceeds from the sale of common stock. As of December 31, 2024, we had cash of $6,060 and liabilities of $1,477,556. As of the date of this report, we do not have adequate resources to fund our operations beyond December 2025 without considering any future capital raising transactions. In fact, the cash held on December 31, 2024 is expected to fund operations only for a few days. Although our current private placement is still open, we have not yet sold any securities from January 1, 2025 through March 31, 2025.

We anticipate that we will need approximately an additional $6,000,000 in operating capital to (i) complete product design and testing for RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA approval (we anticipate that the RetinalCamTM will not require FDA approval); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; and (iii) build the infrastructure for our sustained growth. We do not expect to generate any revenues from product sales unless and until we successfully complete development of RetinalGenixTM and RetinalCamTM and obtain regulatory approval for RetinalGenixTM. We will also require additional operating capital as a result of us operating as a public company, including for legal, accounting, investor relations, compliance and other expenses.

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

Cash Flow Activities for the years ended December 31, 2024 and 2023

The following table sets forth a summary of our cash flows for the periods presented:

	For the years ended
	December 31,
	2024	2023

Net cash used in operating activities	$(741,936)	$(451,661)
Net cash provided by financing activities	747,996	451,623

Net increase (decrease) in cash	6,060	(38)
Cash at beginning of the year	0	38
Cash at end of the year	$6,060	$0

Operating Activities

Net cash used in operating activities was $741,936 for the years ended December 31, 2024. The cash flow used in operating activities in 2024 was principally driven by the net loss of $4,320,827 offset in part by non-cash stock-based compensation expense of $2,609,786, a non-cash charge for stock issued to a vendor for services rendered of $125,000, and an increase in accounts payable and accrued liabilities and accrued interest payable of $191,0033. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $654,300 and we received net advances of $34,908 from related parties including $24,649 of net cash advances from Sanovas during the years ended December 31, 2024.

The cash flow used in operating activities in 2023 was driven by the net loss of $2,090,889 offset in part by non-cash stock-based compensation expenses of $664,208 and an increase in accounts payable and accrued liabilities and accrued interest of $413,280. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $561,640 during the year ended December 31, 2023. During the year ended December 31, 2023, we received net cash advances from related parties of $451,623, including $103,274 of net cash advances from Sanovas.

Financing Activities

Net cash provided by financing activities was $747,996 and $451,623 during the years ended December 31, 2024 and 2023, respectively. For 2024, the cash flow from operations is primarily attributable to sales of common stock of approximately $503,000, proceeds from the exercise of stock options of $210,000 and proceeds from advances from related parties and Sanovas of $34,908 in the years ended December 31, 2024.

During the year ended December 31, 2023, cash flow from financing operations of $451,623 was from advances from related parties, including $103,274 of net cash advances from Sanovas.

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

Stock-based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees. We measure stock-based compensation costs at the grant date, based on the estimated fair value of the award and recognize the cost (net of estimated forfeitures) over the vesting period. Forfeitures are estimated on the date of grant and revised if actual or expected forfeiture activity differs materially from the original estimates. We estimate the fair value of stock options using a Black-Scholes valuation model. The fair value of common stock was determined based upon recent sales of common stock to third parties pursuant to common stock offering, since our common stock trades infrequently in the public markets.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RetinalGenix Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RetinalGenix Technologies Inc. and Subsidiary (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2024, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations, and its cash flows for each of the years in the two year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Liebman Hymowitz, LLP

We have served as the Company’s auditor since 2019.

Garden City, New York

March 31, 2025

PCAOB ID No. 473

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS
Current Assets
Cash	$6,060	$-
Total Current Assets	6,060	-

Equipment, net of accumulated depreciation of $251 and $151 at December 31, 2024 and 2023, respectively	56	156
Operating lease right-of-use asset	6,835	-
Security deposit	1,995	-

TOTAL ASSETS	$14,946	$156
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$922,083	$884,920
Due to Sanovas	15,709	2,760
Due to related parties	467,793	457,534
Shareholders’ notes payable	49,000	49,000
Lease liability – short term portion	988	-
Accrued interest payable	15,439	11,599
Total Current Liabilities	1,471,012	1,405,813
Lease liability – long term portion	6,544	-
Total liabilities	1,477,556	1,405,813

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at December 31, 2024 and 2023	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 18,522,295 and 17,635,478 shares issued and outstanding at December 31, 2024 and 2023, respectively	1,852	1,764
Additional paid in capital	14,115,560	9,701,774
Stock subscription receivable	(150,000)	-
Accumulated deficit	(15,430,022)	(11,109,195)
Total Stockholders’ Deficit	(1,462,610)	(1,405,657)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,946	$156

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2024	2023

Revenues	$-	$-
Operating expenses:
General and administrative	1,333,930	898,658
Research and development	373,271	524,183
Stock-based compensation	2,609,786	664,208

Total operating expenses	4,316,987	2,087,049

Interest expense	3,840	3,840

Net loss	$(4,320,827)	$(2,090,889)

Net loss per share - basic and diluted	$(0.24)	$(0.12)

Weighted average number of common shares outstanding during the period- basic and diluted	17,940,639	17,352,196

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common shares	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Deficit
Balance as at December 31, 2022	17,272,116	$1,728	$7,947,515		$(9,018,306)	$(1,069,063)

Stock based compensation expense	-	-	664,208		-	664,208
			-			-
Net loss	-	-	-		(2,090,889)	(2,090,889)
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	363,362	36	1,090,051		-	1,090,087

Balance as at December 31, 2023	17,635,478	$1,764	$9,701,774		$(11,109,195)	$(1,405,657)

Shares issued to investors	223,595	22	503,066		-	503,088
Settlement of account payable through issuance of common stock	75,000	7	149,993		-	150,000
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	296,000	30	665,970		-	666,000
Stock subscribed by investor	66,667	6	149,994	(150,000)		-
Stock issued to vendor	55,555	6	124,994		-	125,000
Stock based compensation expense			2,609,786		-	2,609,786
Exercise of stock options	170,000	17	209,983		-	210,000
Net loss	-	-	-		(4,320,827)	(4,320,827)

Balance as at December 31, 2024	18,522,295	$1,852	$14,115,560	$(150,000)	$(15,430,022)	$(1,462,610)

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2024	2023
Cash Flows From (Used In) Operating Activities
Net loss	$(4,320,827)	$(2,090,889)
Adjustments to reconcile net loss to net cash (used in) operating activities
Non-cash items:
Stock-based compensation expense	2,609,786	664,208
Depreciation expense	100	100
Stock issued for services provided	125,000	-
Amortization of ROU asset	854	-
Expenses allocated by Sanovas on behalf of Company	654,300	561,640
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	187,163	409,440
Increase in security deposit	(1,995)	-
Payment of lease liability	(157)	-
Increase in accrued interest	3,840	3,840
Total adjustments	3,578,891	1,639,228
Net cash (used in) operating activities	(741,936)	(451,661)

Cash Flows From Financing Activities
Proceeds from sale of common stock	503,088	-
Proceeds from exercise of stock options and warrants	210,000	-
Advances from related parties	34,908	451,623
Net cash provided by financing activities	747,996	451,623
Net increase (decrease) in cash	6,060	(38)
Cash at beginning of period	-	38
Cash at end of period	$6,060	$0

Supplemental information:
Interest paid	$-	$-
Income taxes paid	-	-
Operating lease at inception	$7,689	-
Retirement of due to Sanovas through the issuance of common stock to Sanovas Ophthalmology LLC (Note C)	$666,000	$1,090,087
Settlement of account payable through the issuance of common stock	$150,000	-

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. During the periods ended December 31, 2024 and 2023, a portion of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

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

In addition to the above medical device advancements, the Company is engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (“IRB”) to conduct a study to personalize medical evaluations for patients receiving treatment for wet macular degeneration, which was previously announced on October 30, 2023. The Company and Dr. Perich have engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. Blood draws began in late 2024. If study proves successful, revenues for this program are anticipated to begin in 2025.

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

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $15,430,000 at December 31, 2024. As of December 31, 2024, the Company had liabilities of approximately $1,478,000, a significant portion of which is with related parties. The Company has minimal cash at December 31, 2024 and remains dependent on related parties for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company is in discussions with investment bankers and individual investors with respect to raising additional capital for the Company and potentially up-listing to NASDAQ exchange.

Sanovas has paid a significant portion of the Company’s operating expenses through December 2024, and was owed approximately $16,000 as of December 31, 2024 by the Company. The Company issued 296,000 and 363,362 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 and $1,090,087 during the years ended December 31, 2024 and 2023, respectively. In 2024, the Company also issued 75,000 shares of its common stock as settlement of an account payable of $150,000 due to a vendor and issued 55,555 shares of its common stock valued at $125,000 to a vendor for investor relation services.

As of the date of this report, the Company does not have adequate resources to fund its operations through March 2026 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at December 31, 2024 or December 31, 2023. The Company’s policy is to expense any penalties and interest associated with this topic. At December 31, 2024 and 2023, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the years ended December 31, 2024 and 2023, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the year ended December 31, 2024 are stock options to purchase 2,415,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock and warrants to purchase 1,650,000 shares of common stock.

Potentially dilutive securities not included in the computation of loss per share for the year ended December 31, 2023, include stock options to purchase 2,585,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 150,000 shares of common stock.

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

9. Leases

The Company determines if an arrangement is an operating or capital lease at inception. At December 31, 2024, the Company had an operating lease for an office suite (see Note H) and no financing leases.

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

NOTE C - RELATED PARTY TRANSACTIONS

Sanovas

The Company is related to Sanovas through common ownership and management. Sanovas Opthalmology is a majority owned subsidiary of Sanovas and Jerry Katzman, the Company’s Chief Executive Officer, is also a director of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity. Jerry Katzman is also the Chief Executive Officer of Sanovas.

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $630,000 and $495,000 in costs related to an officer of the Company in the years ending December 31, 2024 and 2023, respectively.

The following summarizes the transactions between the Company and Sanovas for the years ended December 31, 2024 and 2023:

	Years ended
	December 31,	December 31,
	2024	2023

Balance due to Sanovas – beginning of year	$2,760	$427,933

Costs of Sanovas allocated to the Company	654,300	561,640
Retirement of due to Sanovas through the issuance of shares to Sanovas Ophthalmology	(666,000)	(1,090,087)
Cash advances from Sanovas to the Company, net	24,649	103,274

Balance due to Sanovas - end of year	$15,709	$2,760

The Company issued 296,000 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 during the year ended December 31, 2024. The Company issued 363,362 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $1,090,087 during the year ended December 31, 2023.

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through December 31, 2024 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advanced funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At December 31, 2024 and 2023, the Company had received an aggregate of $467,793 and $457,534 pursuant to such advances, respectively.

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

Common Stock

The following are the significant common stock transactions in 2024 and 2023:

In March 2024, the Company issued 75,000 shares of common stock valued at $150,000 in partial settlement of an account payable.

In 2024, stock options for 170,000 shares of common stock were exercised for a cash payment of $210,000.

In 2024, the Company commenced an offering of its common stock at $2.25 per share, and sold 223,595 shares of common stock for proceeds of $503,088. Also in 2024, one investor subscribed for the purchase of 66,667 shares under the same offering for a total of $150,000, which was recorded as a stock subscription receivable at December 31, 2024 and was received in January 2025.

See Note C for share transactions to settle payables to Sanovas.

The common stockholders, voting as a separate class, are entitled to elect one member of the Board of Directors.

Preferred Stock

As of December 31, 2024 and 2023, there were 3,000,000 shares of preferred stock designated as Series F preferred stock. There are no shares of Series F preferred stock outstanding at December 31, 2024 or December 31, 2023.

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

The Company recognized $391,954 and $664,208 of stock-based compensation expense during the years ended December 31, 2024 and 2023, respectively, related to stock options which is included in the accompanying consolidated statements of operations. As of December 31, 2024, there was approximately $54,000 of total unrecognized compensation expense related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.8 years.

At December 31, 2024, there were 7,290,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through December 31, 2024:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2022	2,360,000	$1.00
Granted	300,000	3.00
Canceled	-
Forfeited	(75,000)	1.00
Exercised	-
Options outstanding – December 31, 2023	2,585,000	$1.23
Granted	50,000	3.00
Canceled	-	-
Forfeited	(50,000)	-
Exercised	(170,000)	1.24
Options outstanding – December 31, 2024	2,415,000	$1.27

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of December 31, 2024 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2024
$1.00	2,135,000	7.0 Years	2,037,778
3.00	280,000	3.0 years	280,000
	2,415,000		2,317,778

The fair value of each option grant was estimated on the date of grant to be $2.13 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2024:

Risk-free interest rates	3.14%
Expected life in years	5.0
Expected volatility	90%
Expected dividend yield	0%
Fair value common stock	$3.00

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

NOTE F - WARRANTS

During the first quarter of 2024, the Company issued warrants for the issuance of 1,550,000 shares of common stock to consultants, board members, and advisors at an exercise price of $3.00 per share vesting over periods from immediately to three years. Of those warrants, 635,000 warrants in aggregate were granted to officers and directors exercisable at $3.00 per warrant as follows: Jerry Katzman, MD 300,000 shares, Virender Ahluwalia 50,000 shares, Herbert Gould, MD 160,000 shares, Dessy Boneva, MD 50,000 shares, Vinay Mehindru, MD 75,000 shares.

The following table summarizes warrant activity through December 31, 2024:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2022	161,500	$1.10
Granted	-
Canceled	(11,500)	1.00
Exercised	-
Warrants outstanding – December 31, 2023	150,000	1.10

Granted	1,550,000	3.00
Canceled and expired	(50,000)	3.00
Exercised	-	-
Warrants outstanding – December 31, 2024	1,650,000	$2.84

Additional information regarding the warrants outstanding as of December 31, 2024 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.10	150,000	3.4 Years	150,000
$3.00	1,500,000	9.1 Years	816,667
	1,650,000		966,667

The fair value of such warrants was estimated on the date of grant to be $2.13 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2024:

Risk-free interest rates	3.14%
Expected life in years	5.0
Expected volatility	90%
Expected dividend yield	0%
Fair value common stock	$3.00

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

The Company recognized stock-based compensation expense of $2,217,832 and $0 in the years ended December 31, 2024 and 2023, respectively, related to warrants which is included in the accompanying consolidated statements of operations. At December 31, 2024, there is approximately $1,082,000 remaining compensation expense to be recognized. That cost is expected to be recognized over a weighted-average period of approximately 1.1 years.

Pre-funded Warrant

On December 27, 2021, the Company entered into an exchange agreement with Sanovas Ophthalmology (the “Exchange Agreement”) pursuant to which it exchanged 28,014,540 shares of common stock (the “Exchange Securities”) held by Sanovas Ophthalmology for a pre-funded warrant (the “Pre-funded Warrant”) to purchase up to an aggregate of 28,014,540 shares of the Company’s common stock. The Pre-funded Warrant is exercisable at an exercise price of $0.0001 per share and terminates when exercised in full. As part of the Exchange Agreement, Sanovas Ophthalmology relinquished any and all rights related to the Exchange Securities.

In February 2025, the Exchange Agreement was amended such that the Pre-funded Warrant may not be exercised prior to the earlier of February 1, 2030 or the third anniversary of the Company’s uplisting to the Nasdaq Stock Market or NYSE American.

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2025 under the same terms. During the year ended December 31, 2022, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company, such that $49,000 remained outstanding at December 31, 2024 and December 31, 2023. Interest expense amounted to $3,840 for both the years ended December 31, 2024 and 2023. The accrued interest payable at December 31, 2024 and December 31, 2023 was $15,439 and $11,599, respectively.

NOTE H - LEASE

In September 2024, the Company entered into an office suite lease. The term of the lease is for a period of 12 months. The Lease auto-renews for an additional 2 years, unless the Owner is notified. The Company intends to renew the lease and therefore it was considered to be a 3-year lease for purposes of calculating the Right-of-Use. This lease is classified as an operating lease in the accompanying consolidated balance sheet. A security deposit of $1,995 was paid in connection with this lease. A discount rate of 8% was utilized upon recognition of the lease asset and liability. The initial present value of the lease payments was $7,689. The payments under the lease commence at $650 per month and escalate to $690 per month over the three years, and are summarized are as follows:

2025	$7,878

2026	8,114

2027	5,517

Total payments	21,509

Less interest	13,977

Total liability	$7,532

The amounts recorded on the consolidated statement of financial position at December 31, 2024 were as follows:

Right-of-use asset, net	$6,835
Lease liability -long term	$6,544
Lease liability – short term	$988

NOTE I – INCOME TAXES

The Company had no current income tax expense for the years ended December 31, 2024 or 2023 due to operating losses. The effective income tax rate for the years ended December 31, 2024 and 2023 is zero, as the deferred tax benefits are fully offset by the valuation allowance against such deferred income tax assets.

At December 31, 2024, the Company had net operating loss carryforwards (“NOL”) of approximately $5,900,000 for federal income tax purposes of which $5,112,000 has no expiration date, $775,000 which begins to expire in 2034, and approximately $5,900,000 for state income tax purposes which begins to expire in 2030.

The following summarizes the deferred tax assets as of December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023

Net operating loss carryforwards	$1,766,033	$1,432,698
Accrued expenses	798,366	609,366
Stock compensation	1,226,758	443,822
Capitalized R&D costs, net	307,491	278,358
Intangible asset, net	508,222	548,880
Accrued interest	3,846	2,694
Subtotal	4,610,716	3,315,818
Less valuation allowance	(4,610,716)	(3,315,818)
Net deferred tax asset	$0	$0

The resulting gross deferred tax assets were $4,610,716 at December 31, 2024 and $3,315,818 at December 31, 2023. Such deferred tax assets have been fully reserved due to the uncertainty of future realization. The valuation allowance increased by approximately $1,295,000 and $626,000 at December 31, 2024 and 2023, respectively. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred taxes will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

NOTE J - SUBSEQUENT EVENTS

Subsequent events were reviewed through March 31, 2025, the date these consolidated financial statements were available for issuance and determined that no subsequent events have occurred that require recognition in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our Chief Executive Officer who also serves as our Interim Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer who also serves as our Interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer who also serves as interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We are considering various remediation measures, including hiring internal accounting resources or using outside providers to provide additional resources and capabilities as well as implementing a more formal accounting and financial reporting system to mitigate such material weakness, but have not yet adopted or implemented any such measures. When we have sufficient business activity and funding available, we intend to begin to implement remediation measures to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We hope to complete the implementation, remediation and test of the new procedures in the second half of 2025, as resources permit us to spend time and money on building finance infrastructure.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We are developing new procedures that we are implementing and will be testing in the third and fourth quarters of 2025, and we hope to complete the implementation, remediation and test of the new procedures by the end of the year, subject to having raised sufficient capital.

Changes in Internal Control Over Financial Reporting

On November 30, 2023, we hired Mr. Ahluwalia to serve as our Interim Chief Financial Officer. Mr. Ahluwalia resigned August 18, 2024. Other than having Mr. Ahluwalia’s services for this period of time there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2024, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Jerry Katzman	72	Chief Executive Officer, President, Interim Chief Financial Officer and Director
Herbert Gould	96	Director
Vinay Mehindru	57	Director
Dessislava (Dessy) Boneva	54	Director

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

Dessislava (Dessy) Boneva. Dessy Boneva has served as a member of the Company’s board of directors since December 4, 2023. Dr. Boneva is an experienced trauma surgeon skilled in trauma, surgical critical care, emergency surgery, and acute care surgery. She has been in practice with Kendall Regional Medical Center in Miami, Florida since 2011. With two decades of experience, she is board-certified in surgery and surgical critical care by the American Board of Surgery (ABS). In her academic role, Dr. Boneva serves as Surgery Clerkship Director/Clinical Assistant Professor of Surgery at Nova Southeastern University’s Dr. Kiran C. Patel College of Allopathic Medicine. A Fellow of the American College of Surgeons (FACS), she is a member of the Society of Critical Care Medicine, the Panamerican Trauma Society, the Eastern Association for the Surgery of Trauma, and the American Association for the Surgery of Trauma. In addition, she holds certifications in Advanced Trauma Life Support (Instructor), Advanced Surgical Skills for Exposure in Trauma, Advanced Trauma Operative Management, Basic Life Support, and Pediatric Advanced Life Support.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and any persons who own more than 10% of our Common Stock to file reports of ownership of, and transactions in, our Common Stock with the SEC and furnish copies of such reports to us. Based solely on our reviews of the copies of such forms and amendments thereto furnished to us and on written representations from officers, directors, and any other person whom we understand owns more than 10% or our Common Stock, we found that during 2024, all Section 16(a) filings were made with the SEC on a timely basis except that Jerry Katzman, MD, Virender Ahluwalia, Herbert Gould, MD, Dessy Boneva, MD, and Vinay Mehindru, MD each failed to file a Form 4 to report one transaction during the first quarter of 2024.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees, including our principal executive officer and our principal financial and accounting officer. A copy of our Code of Ethics has been posted to the “Investors—Corporate Governance” section of our website https://retinalgenix.com. If we make any amendment to the Code of Ethics or grant any waivers, including any implicit waiver, from a provision of the Code of Ethics, we will disclose the nature of such amendment or waiver on our website https://retinalgenix.com to the extent required by the rules and regulations of the SEC. The information on the website is not and should not be considered part of this Annual Report and is not incorporated by reference in this Annual Report.

Insider Trading Policy

We maintain an insider trading policy, which is incorporated into our Code of Ethics, governing the purchase and sale of our securities by our employees, officers, directors, agents, and representatives at a time when such person is in possession of material non-public information about our company. We believe that our insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations. The insider trading policy also requires our company to comply with all insider trading laws, rules and regulations, and any applicable listing standards when engaging in transactions in our own securities. A copy of our insider trading policy is attached as an exhibit to this Annual Report.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid to our Chief Executive Officer and Interim Chief Financial Officer (collectively referred to as “named executive officers”) during the years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($) (6)	Bonus ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Jerry Katzman (2)	2024	630,000	—	638,736	(3)	—		1,238,736
Chief Executive Officer, President, Interim Chief Financial Officer and Director	2023	495,000	—	—		—		495,000

Virender Ahluwalia (4)	2024	—	—	106,456	(3)	2,757	(5)	109,213
Former Interim Chief Financial Officer	2023	—	—	105,445		2,500	(5)	107,945

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock-Based Compensation (“FASB ASC Topic 718”), of warrant awards granted as of their respective grant date. See “Note B, paragraph 6 — Stock-based compensation” of the Notes to Consolidated Financial Statements contained in this Annual Report for an explanation of the assumptions made in valuing these awards.

(2)	Dr. Katzman has served as our Interim Chief Financial Officer since August 18 2024.

(3)	Represents grants of warrants to purchase shares of our common stock. For further information, see below under “Narrative Disclosure to Summary Compensation Table.”

(4)	Mr. Ahluwalia served as our Interim Chief Financial Officer from November 2023 through August 18, 2024.

(5)	Represents fees paid to Trendz Network, LLC, a limited liability company owned by Mr. Ahluwalia (“Trendz”), under a consulting agreement (the “Consulting Agreement”).

(6)	Represents the allocated salary of Jerry Katzman from Sanovas to Retinalgenix.

Narrative Disclosure to Summary Compensation Table

Jerry Katzman

We do not have any employment agreement or arrangement, whether written or unwritten, with Dr. Katzman.

On January 5, 2024, we granted to Dr. Katzman warrants to purchase up to 300,000 shares of our common stock, with an exercise price of $3.00 per share and an expiration date of November 30, 2027.

Virender Ahluwalia

During the year ended December 31, 2023, we entered into the Consulting Agreement with Trendz, pursuant to which Mr. Ahluwalia served as our Interim Chief Financial Officer. In connection therewith, Mr. Ahluwalia received $2,500 in December 2023 and was granted 50,000 warrants on January 5, 2024. The Consulting Agreement provided that Trendz would be compensated at the rate of $300 per hour, would be paid a base cash compensation of $15,000 over the term of the Consulting Agreement, with $2,500 paid upon signing of the Consulting Agreement, $2,500 due 45 days thereafter and the $10,000 balance subject to the Company’s raising capital of $1,000,000. The Consulting Agreement may be terminated upon 30 days’ notice by either party and immediately with notice upon a material breach. Mr Ahluwalia resigned as Interim Chief Financial Officer on August 18, 2024 and the Consulting Agreement was terminated.

On January 5, 2024, we granted to Mr. Ahluwalia warrants to purchase up to 50,000 shares of our common stock, with an exercise price of $3.00 per share and an expiration date of November 30, 2027. On August 18, 2024, Mr. Ahluwalia resigned, and such warrants expired unexercised and were cancelled during 2024.

Outstanding Equity Awards at December 31, 2024

As of December 31, 2024, there were no outstanding equity awards held by any of our executive officers, except as noted below:

On January 5, 2024, we granted to Dr. Katzman warrants to purchase up to 300,000 shares of our common stock, with an exercise price of $3.00 per share and an expiration date of November 30, 2027.

Non-Employee Director Compensation

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)	All Other Compensation ($)	Total
Herbert Gould	$—	$372,596	$—	$372,596
Vinay Mehindru	$—	$159,684	$—	$159,684
Dessislava Boneva	$—	$106,456	$—	$106,456

(1)

This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock-Based Compensation (“FASB ASC Topic 718”), of option awards granted as of their respective grant date. See “Note B, paragraph 6 — Stock-based compensation” of the Notes to Consolidated Financial Statements contained in this Annual Report for an explanation of the assumptions made in valuing these awards.

Amounts in this column reflect (i) warrants to purchase up to 175,000 shares of our common stock issued to Dr. Gould, (i) warrants to purchase up to 75,000 shares of our common stock issued to Dr. Mehindru, and (iii) warrants to purchase up to 50,000 shares of our common stock issued to Dr. Boneva. Such warrants were issued on January 5, 2024, with an exercise price of $3.00 per share and an expiration date of November 30, 2027.

The aggregate number of option and stock awards outstanding as of December 31, 2024 for each non-employee director was as follows:

Name	Option Awards (#)	Stock Awards (#)
Herbert Gould	175,000	—
Vinay Mehindru	575,000	—
Dessislava Boneva	50,000	—

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

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure by us of material nonpublic information, our board does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. Option grants are effective on the date the award determination is made by the board, and the exercise price of options is the closing market price of our common stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day. During the fiscal year ended December 31, 2024, our Named Executive Officers were not awarded any stock options, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 31, 2025 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

As of March 31, 2025, we had 18,522,295 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 31, 2025 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage

Directors and Named Executive Officers:
Jerry Katzman	35,710,713	(3)(4)	76.7	%(2)
Virender Ahluwalia	0	(5)	*
Herbert Gould	465,000	(6)	1.0%
Vinay Mehindru	550,000	(7)	1.2%
Dessislava Boneva	198,334	(8)	*
All current directors and executive officers as a group (4 persons)	36,924,047		79.3%

5% or Greater Shareholders:
Sanovas Ophthalmology, LLC (4)	29,613,713	(9)	63.6	%(2)
Bayern Capital, LLC (10)	4,615,300		9.9%
Capital Funding Partners, LLC (11)	5,897,000		12.7%

* Represents less than 1%

(1)	The address of each person is c/o RetinalGenix Technologies Inc., 409 Apollo Beach Blvd, Ste 6 Apollo Beach, FL 33572-2281 unless otherwise indicated herein.

(2)	The calculation is based upon 18,522,295 shares of common stock outstanding on March 31, 2025 and the Pre-funded Warrant to purchase 28,014,540 shares of common stock held by Sanovas Ophthalmology LLC.

(3)	Represents (i) 5,897,000 shares of common stock held by Capital Funding Partners, LLC; (ii) 1,599,173 shares of common stock held by Sanovas Ophthalmology LLC (iii) Pre-funded Warrant to purchase up to 28,014,540 shares of common stock held by Sanovas Ophthalmology and (iv) a warrant to purchase 300,000 shares of common stock all of which 200,000 are exercisable warrants with an exercise price of $3.00 per shares and expire on November 30, 2027. Jerry Katzman is the sole member of Capital Funding Partners, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. Jerry Katzman is the Manager of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

(4)	Jerry Katzman is the Manager of Sanovas Ophthalmology LLC and in such capacity has the right to vote and dispose of the securities held by such entity.

(5)	Includes 50,000 warrants all of which are exercisable with an exercise price of $3.00 per shares and expired unexercised. Mr. Ahluwalia resigned in August 2024.

(6)	Includes 150,000 warrants of which 100,000 are fully vested and 75,000 vest over 3 years (50,000 vested as of March 2025) with an exercise price of $3.00 per shares and expire on November 30, 2027 and 315,000 common shares held.

(7)	Vinay Mehindru holds fully-vested options to purchase 500,000 shares of common stock at $1.00 per share, and warrants to purchase 75,000 shares of common stock which vest over 3 years (50,000 vested as of March 2025) with an exercise price of $3.00 per shares and expire on November 30, 2027.

(8)	Includes 50,000 warrants which vest over 3 years (33,334 vested as of March 2025) with an exercise price of $3.00 per shares and expire on November 30, 2027and 165,000 common shares held,

(9)	Represents 1,599,173 shares of common stock held by Sanovas Ophthalmology LLC and a Pre-funded Warrant held by Sanovas Ophthalmology LLC to purchase up to 28,014,540 shares of the Company’s common stock.

(10)	Steven Bayern is the Manager of Bayern Capital, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Bayern Capital, LLC is 403 East Boardwalk, Suite 601, Long Beach, NY 11561.

(11)	Jerry Katzman is the sole member of Capital Funding Partners, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Capital Funding Partners, LLC is P.O. Box 24866, Tampa, FL 33623.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information regarding our equity compensation plans as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	2,415,000	$1.23	7,290,000
Equity compensation plans not approved by security holders		-
Total	2,415,000		7,290,000

(1)	2017 Equity Incentive Plan. On December 1, 2017, our Board adopted the 2017 Equity Incentive Plan (the “2017 Plan”) was adopted by our board of directors (the “2017 Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2023 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Sanovas, Inc.

On June 24, 2021, we entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted us an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company shall pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement shall continue until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through December 31, 2024 under this Sublicense Agreement.

Commencing in 2019, Sanovas began paying invoices on behalf of the Company, and began allocating a portion of salaries and infrastructure costs to the Company. There were no specific terms of repayment. For the years ended December 31, 2024 and 2023, Sanovas allocated an aggregate of $654,300 and $561,640, respectively to the Company. As of December 31, 2024, the Company owed Sanovas $15,709. For the years ended December 31, 2024 and 2023, the Company received $24,609 and $103,274, net from Sanovas, respectively. A portion of the balance of the payments due to Sanovas have been discharged pursuant to the issuance by the Company of shares of its common stock since 2019. Specifically, in June 2021, the Company issued 390,358 shares of common stock to Sanovas Ophthalmology LLC to retire the then estimated debt due from the Company. In May 2022 and November 2022, we issued 353,432 and 586,370 shares of common stock to discharge $353,432 and $586,370 of debt owed to Sanovas Ophthalmology LLC at a purchase price of $1.00 per share, respectively. The Company issued 316,695 shares in September 2023 in settlement of the amounts due to Sanovas of $950,086, and 46,667 shares in December 2023 in settlement of the amounts due to Sanovas of $140,001. The Company issued 296,000 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 during the year ended December 31, 2024. The Company is related to Sanovas through common ownership and management.

On December 23, 2018, Sanovas entered into an employment agreement with Dr. Katzman pursuant to which Dr. Katzman serves as the President and Chief Executive Officer of Sanovas.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advances funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At December 31, 2024 and December 31, 2023, the Company had received $467,793 and $457,534 pursuant to such advances.

The following summarizes the transactions between the Company and Sanovas for the years ended December 31, 2024 and 2023:

	Years ended
	December 31,	December 31,
	2024	2023

Balance due to Sanovas – beginning of year	$2,760	$427,933

Costs of Sanovas allocated to the Company	654,300	561,640
Retirement of due to Sanovas through the issuance of shares to Sanovas Ophthalmology	(666,000)	(1,090,087)
Net proceeds from Sanovas to the Company	24,649	103,274

Balance due to Sanovas - end of year	$15,709	$2,760

The Company issued 296,000 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 during the year ended December 31, 2024. The Company issued 363,362 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $1,090,087 during the year ended December 31, 2023.

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

In February 2025, the Pre-funded Warrant were amended such that the warrant may not be exercised prior to the earlier of February 1, 2030 or the third anniversary of the Company’s uplisting to the Nasdaq Stock Market or NYSE American.

Stockholders’ loans payable

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2024. Company has informally extended the maturity date to December 31, 2025. During the year ended December 31, 2023, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company, such that $49,000 remain outstanding at December 31, 2024 and 2023.

Warrant Issuances

During the first quarter of 2024, we issued warrants to officers and directors exercisable at $3.00 per warrant as follows: Jerry Katzman, MD 300,000 shares, Virender Ahluwalia 50,000 shares, Herbert Gould, MD 160,000 shares, Dessy Boneva, MD 50,000 shares, Vinay Mehindru, MD 75,000 shares. Mr. Ahluwalia’s warrants expired unexercised and were cancelled in 2024.

Our Policy Regarding Related Party Transactions

Our board of directors recognizes the fact that transactions with related persons present a heightened risk of conflicts of interest and/or improper valuation (or the perception thereof). Our board of directors has adopted a policy, which is not written, on transactions with related persons. Under the policy, any related person transaction, and any material amendment or modification to a related person transaction, must be reviewed and approved or ratified by the board, which may approve or disapprove such transactions.

In connection with the review and approval or ratification of a related person transaction management must disclose to the board, among other information, the name of the related person and the basis on which the person is a related person, the material terms of the related person transaction, including the approximate dollar value of the amount involved in the transaction, and all the material facts as to the related person’s direct or indirect interest in, or relationship to, the related person transaction.

Director Independence

Although our common stock is not listed on any national securities exchange, for purposes of independence we use the definition of independence applied by The Nasdaq Stock Market. Our board of directors has determined that each of Herbert Gould, Vinay Mehindru and Dessislava Boneva is “independent” in accordance with such definition.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Liebman Hymowitz, LLP as described below:

	2024	2023
Audit Fees	$63,425	$47,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$63,425	$47,000

Audit Fees: Audit fees consist of fees billed for professional services performed by Liebman Hymowitz, LLP for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $63,425 and $47,000 of such fees incurred by the Company in the fiscal years ended December 31, 2024 and 2023, respectively.

Audit-Related Fees: Audit related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2024 and 2023.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by Liebman Hymowitz, LLP. There were no such fees incurred by the Company in the fiscal years ended December 31, 2024 and 2023, respectively.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2024 and 2023.

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

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

4.1	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.1 the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (File No. 333-258528)

4.2	Form of Warrant issued

10.1	Option Exchange Agreement, by and between the Company and Diopsys, Inc., dated October 8, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

10.2+	RetinalGenix Technologies Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021(File No. 333-258528))

10.3	Amended and Restated Master Services Agreement, by and between the Company and ADM Tronics Unlimited Inc., dated June 24, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

10.4#+	Sublicense Agreement, by and between the Company and Sanovas Ophthalmology LLC, dated June 24, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

10.5	Termination of Option Exchange Agreement, by and between the Company and Diopsys, Inc., dated February 17, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 17, 2022 (File No. 333-258528))

10.6+	Exchange Agreement, by and between the Company and Sanovas Ophthalmology, LLC, dated May 9, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 (File No. 333-258528))

10.7	Exchange Agreement, by and between the Company and Lawrence Perich, dated July 5, 2022, (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 7, 2022 (File No. 333-258528))

10.8

Amendment to Pre-Funded Common Stock Purchase Warrant, dated February 19, 2025, by and between RetinalGenix Technologies, Inc. and Sanovas Ophthalmology, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 20, 2025 (File No. 333-258528))

10.9+	Consulting Agreement by and between RetinalGenix Technologies Inc. and Trendz Network, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2023 (File No. 333-258528))

19.1*	Insider Trading Policy

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (File No. 333-258528).

31.1*	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (iii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 31st day of March, 2025.

RETINALGENIX TECHNOLOGIES INC.

/s/ Jerry Katzman
Jerry Katzman
Chief Executive Officer and Interim Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

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

Signature	Title	Date

/s/ Jerry Katzman	Chief Executive Officer, President and Director	March 31, 2025
Jerry Katzman	(Principal Executive Officer) Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Herbert Gould	Director	March 31, 2025
Herbert Gould

/s/ Vinay Mehindru	Director	March 31, 2025
Vinay Mehindru

/s/ Dessislava Boneva	Director	March 31, 2025
Dessislava Boneva

