Form 10-Q
period 2025-03-31
RetinalGenix Technologies Inc.
filed 2025-05-15
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 9, 2025 was 18,522,295.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$3,711	$6,060
Total Current Assets	3,711	6,060

Equipment, net of accumulated depreciation of $276 and $251 at March 31, 2025 and December 31, 2024, respectively	31	56
Operating lease right-of-use asset	6,194	6,835
Security deposit	1,995	1,995

TOTAL ASSETS	$11,931	$14,946
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$923,340	$922,083
Due to Sanovas	177,002	15,709
Due to related parties	506,748	467,793
Shareholders’ notes payable	49,000	49,000
Lease liability – short term portion	988	988
Accrued interest payable	16,399	15,439
Total Current Liabilities	1,673,477	1,471,012
Lease liability – long term portion	6,390	6,544
Total liabilities	1,679,867	1,477,556

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 18,522,295 shares issued and outstanding at March 31, 2025 and December 31, 2024	1,852	1,852
Additional paid in capital	14,347,493	14,115,560
Stock subscription receivable	-	(150,000)
Accumulated deficit	(16,017,281)	(15,430,022)
Total Stockholders’ Deficit	(1,667,936)	(1,462,610)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,931	$14,946

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	March 31,
	2025	2024

Revenues	$-	$-
Operating expenses:
General and administrative	341,203	328,985
Research and development	13,214	83,097
Stock-based compensation	231,933	1,732,834

Total operating expenses	586,350	2,144,916

Interest expense, net	909	960

Net loss	$(587,259)	$(2,145,876)

Net loss per share - basic and diluted	$(0.03)	$(0.12)

Weighted average number of common shares outstanding during the period- basic and diluted	18,522,295	17,672,145

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Common shares	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Deficit
Balance as at December 31, 2023	17,635,478	$1,764	$9,701,744		$(11,109,195)	$(1,405,657)

Shares issued to investors	150,000	15	149,885		-	150,000

Settlement of account payable through issuance of common stock	75,000	7	149,993		-	150,000

Stock based compensation expense	-	-	1,732,834		-	1,732,834

Net loss	-	-	-		(2,145,876)	(2,145,876)
Balance as at March 31, 2024	17,860,478	$1,786	$11,734,456	$-	$(13,255,071)	$(1,518,829)

Balance as at December 31, 2024	18,522,295	$1,852	$14,115,560	(150,000)	$(15,430,022)	$(1,462,610)

Stock based compensation expense	-	-	231,933	-	-	231,933
						-
Collection of stock subscription receivable	-	-	-	150,000	-	150,000
Net loss	-	-	-		(587,259)	(587,259)
Balance as at March 31, 2025	18,522,295	$1,852	$14,347,493	-	$(16,017,281)	$(1,667,936)

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended
	March 31,
	2025	2024
Cash Flows From (Used In) Operating Activities
Net loss	$(587,259)	$(2,145,876)
Adjustments to reconcile net loss to net cash (used in) operating activities
Non-cash items:
Stock-based compensation expense	231,933	1,732,834
Depreciation expense	25	25
Amortization of ROU asset	641	-
Expenses allocated by Sanovas on behalf of Company	165,375	169,650
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	1,257	78,588
Payment of lease liability	(154)	-
Increase in accrued interest	960	960
Total adjustments	400,037	1,982,057
Net cash (used in) operating activities	(187,222)	(163,819)

Cash Flows From Financing Activities
Proceeds from collection of stock subscription receivable	150,000	-
Proceeds from exercise of stock options and warrants	-	150,000
Advances from related parties, net	34,873	64,205
Net cash provided by financing activities	184,873	214,205
Net increase (decrease) in cash	(2,349)	50,386
Cash at beginning of period	6,060	0
Cash at end of period	$3,711	$50,386

Supplemental information:
Interest paid	$-	$-
Income taxes paid	-	-
Settlement of account payable through the issuance of common stock	$-	$150,000

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “Company”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator, Since inception, a portion of the operations of the Company were conducted by Sanovas, who invoices the Company for costs and expenses paid for on behalf of the Company and costs and expenses allocated to the Company for services performed on behalf of the Company.

The Company was formed to develop technologies to diagnose and treat ophthalmic disorders. The Company sublicensed certain technology initially developed by Sanovas from Sanovas Ophthalmology – See Note C. The Company is actively pursuing its mission to prevent vision loss and blindness due to ocular diseases, including diabetic retinopathy and maculopathy, through its first two devices:

1.	RetinalCamTM, an in-home/remote location patient-activated monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7; and
2.	Retinal Imaging Screening Device, a portable, retinal imaging system providing a wide field of view without requiring pupil dilation;

In addition to the above medical devices, the Company is engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (“IRB”) to conduct a study to personalize medical evaluations for patients receiving treatment for wet macular degeneration, which was previously announced on October 30, 2023. The Company and Dr. Perich have engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. Blood draws began in late 2024. If the study proves successful, revenues for this program are anticipated to begin in the second half of 2025.

In addition to the above medical device and IRB advancements, the Company continues to make progress in its planning/and guidance to move forward, via its contracted clinical resource organization, to conduct pharmaceutical clinical studies for our two products:

1.	RTG-2023 for the treatment of dry age-related macular degeneration (dry AMD); and
2.	RTG-2024 for the treatment of Alzheimer’s syndrome dementia.

The Company also has a subsidiary DNA/GPS which combines genetic mapping capabilities with the Company’s retinal imaging capabilities. The combined technology is expected to have the ability to screen, monitor and provide data to profile trends and create diagnostic markers for systemic and retinal disorders in the cardiovascular, Alzheimer’s and Parkinson disease fields. The markers and data analysis are rapid and cost effective, thereby having the potential to eliminate expensive diagnostic equipment such as MRI or CT scanning. The results are confidential to the patient and anonymous for any third party without permission of the patient.

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $16,017,000 at March 31, 2025. As of March 31, 2025, the Company had liabilities of approximately $1,680,000, a significant portion of which is with related parties. The Company has minimal cash at March 31, 2025 and remains dependent on related parties for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company is in discussions with investment bankers and individual investors with respect to raising additional capital for the Company and potentially up-listing to Nasdaq exchange.

Sanovas has paid a significant portion of the Company’s operating expenses through March 2025, and was owed approximately $177,000 as of March 31, 2025 by the Company. The Company issued 296,000 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 during the year ended December 31, 2024. In 2024, the Company also issued 75,000 shares of its common stock as settlement of an account payable of $150,000 due to a vendor and issued 55,555 shares of its common stock valued at $125,000 to a vendor for investor relation services.

As of the date of this report, the Company does not have adequate resources to fund its operations through June 2026 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements is as follows:

1. Basis of Presentation

The Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Certain amounts from the 2024 accounts have been reclassified to conform to the current presentation.

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

4. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the three months ended March 31, 2025 and 2024, the Company did not have any tax expenses due to its losses, and at March 31, 2025 and 2024 all deferred tax assets were fully reserved.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at March 31, 2025 or December 31, 2024. The Company’s policy is to expense any penalties and interest associated with this topic. At March 31, 2025 and December 31, 2024, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the three months ended March 31, 2025 and 2024, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2025 are stock options to purchase 2,415,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock and warrants to purchase 1,650,000 shares of common stock.

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2024, include stock options to purchase 2,485,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 1,800,000 shares of common stock.

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

9. Leases

The Company determines if an arrangement is an operating or capital lease at inception. At March 31, 2025 and December 31, 2024, the Company had an operating lease for an office suite (see Note H) and no financing leases.

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

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $165,400 and $169,700 in costs related to an officer of the Company in the three months ending March 31, 2025 and 2024, respectively.

The following summarizes the transactions between the Company and Sanovas for the three months ended March 31, 2025 and 2024:

	Three Months ended
	March 31,	March 31,
	2025	2024

Balance due to Sanovas – beginning of period	$15,709	$2,760

Costs of Sanovas allocated to the Company	165,375	169,650
Cash advances from Sanovas to the Company, net	(4,082)	20,850

Balance due to Sanovas - end of period	$177,002	$193,360

The Company issued 296,000 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 in December 2024. No such offset occurred during the three months ended March 31, 2025.

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through March 31, 2025 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and other related parties advanced funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At March 31, 2025 and December 31, 2024, the Company had received an aggregate of $506,748 and $467,793 pursuant to such advances, respectively.

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

Common Stock

The following are the significant common stock transactions in 2025 and 2024:

In March 2024, the Company issued 75,000 shares of common stock valued at $150,000 in partial settlement of an account payable. In June 2024, the Company issued 55,555 shares of its common stock valued at $125,000 to a vendor for investor relation services.

In March and June 2024, stock options for 170,000 shares of common stock were exercised for a cash payment of $210,000.

During the year ended December 31, 2024, the Company commenced an offering of its common stock at $2.25 per share, and sold 223,595 shares of common stock for proceeds of $503,088. Also in December 2024, one investor subscribed for the purchase of 66,667 shares under the same offering for a total of $150,000, which was recorded as a stock subscription receivable at December 31, 2024 and was received in January 2025. No shares pursuant to this offering were sold in the three months ended March 31, 2025.

See Note C for share transactions to settle payables to Sanovas.

Preferred Stock

As of December 31, 2024 and 2023, there were 3,000,000 shares of preferred stock designated as Series F preferred stock. There are no shares of Series F preferred stock outstanding at March 31, 2025 or December 31, 2024.

The rights and privileges of the Series F preferred stock are summarized as follows:

Voting Privileges and Protective Features:

Each holder of outstanding shares of Series F preferred stock is entitled to cast the number of votes equal to the number of whole shares of common stock into which the Series F preferred stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. The holders of record of a majority of outstanding Series F preferred stock shall be entitled to elect two of the members of the Board of Directors of the Company. The right to elect two directors shall terminate on the date upon which there are less than 25,000 shares of Series F preferred stock issued and outstanding. There are currently no shares of Series F preferred stock issued and outstanding therefore this right has no current relevance.

For so long as at least 25,000 shares of Series F preferred stock remained outstanding, the vote or written consent of the holders of the majority of the outstanding shares of Series F preferred stock was necessary for the Company to conduct certain corporate actions, including, but not limited to, merger, consolidation or dissolution of the Company; certain amendments to the Certificate of Incorporation or bylaws of the Company; authorization or issuance of shares of any additional class or series of capital stock unless the same ranks on parity or junior to the Series F preferred stock with respect to voting rights. There are currently no shares of Series F preferred stock issued and outstanding therefore this right has no current relevance.

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

The Company recognized $23,457 and $183,953 of stock-based compensation expense during the three months ended March 31, 2025 and 2024, respectively, related to stock options which is included in the accompanying consolidated statements of operations. As of March 31, 2025, there was approximately $31,000 of total unrecognized compensation expense related to non-vested stock options granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 0.4 years.

At March 31, 2025, there were 7,290,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through March 31, 2025:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2023	2,585,000	$1.23
Granted	50,000	3.00
Canceled	-	-
Forfeited	(50,000)	-
Exercised	(170,000)	1.24
Options outstanding – December 31, 2024	2,415,000	$1.27
Granted	-
Canceled	-
Forfeited	-
Exercised	-
Options outstanding – March 31, 2025	2,415,000	$1.27

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of March 31, 2025 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2025
$1.00	2,135,000	6.7 Years	2,079,444
3.00	280,000	2.7 Years	280,000
	2,415,000		2,359,444

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

NOTE F - WARRANTS

During the first quarter of 2024, the Company issued warrants to purchase 1,550,000 shares of common stock to consultants, board members, and advisors at an exercise price of $3.00 per share vesting over periods from immediately to three years. Of those warrants, 635,000 warrants in aggregate were granted to officers and directors exercisable at $3.00 per warrant as follows: Jerry Katzman, MD 300,000 shares, Virender Ahluwalia 50,000 shares, Herbert Gould, MD 160,000 shares, Dessy Boneva, MD 50,000 shares, Vinay Mehindru, MD 75,000 shares. The warrants issued to Mr. Ahluwalia have since expired.

The following table summarizes warrant activity through March 31, 2025:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2023	150,000	$1.10
Granted	1,550,000	3.00
Canceled and expired	(50,000)	3.00
Exercised	-	-
Warrants outstanding – December 31, 2024	1,650,000	$2.84
Granted	-
Canceled and expired	-
Exercised	-
Warrants outstanding – March 31, 2025	1,650,000	$2.84

Additional information regarding the warrants outstanding as of March 31, 2025 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.10	150,000	3.1 Years	150,000
$3.00	1,500,000	8.9 Years	983,333
	1,650,000		1,133,333

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

The Company recognized stock-based compensation expense of $208,476 and $1,548,881 in the three months ended March 31, 2025 and 2024, respectively, related to warrants which is included in the accompanying consolidated statements of operations. At March 31, 2025, there is approximately $800,000 remaining compensation expense to be recognized. That cost is expected to be recognized over a weighted-average period of approximately 1.0 years.

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2025 under the same terms. $49,000 remained outstanding at both March 31, 2025 and December 31, 2024. Interest expense amounted to $960 for both the quarters ended March 31, 2025 and 2024. The accrued interest payable at March 31, 2025 and December 31, 2024 was $16,399 and $15,439, respectively.

NOTE H - LEASE

In September 2024, the Company entered into an office suite lease. The term of the lease is for a period of 12 months. The Lease auto-renews for an additional 2 years, unless the owner is notified of a termination. The Company intends to renew the lease and therefore it was considered to be a 3-year lease for purposes of calculating the Right-of-Use. This lease is classified as an operating lease in the accompanying consolidated balance sheet. A security deposit of $1,995 was paid in connection with this lease. A discount rate of 8% was utilized upon recognition of the lease asset and liability. The initial present value of the lease payments was $7,689. The payments under the lease commence at $650 per month and escalate to $690 per month over the three years, and are summarized are as follows:

2025	$5,928

2026	8,114

2027	5,517

Total payments	19,559

Less interest	12,181

Total liability	$7,378

The amounts recorded on the consolidated statement of financial position at March 31, 2025 were as follows:

Right-of-use asset, net	$6,194
Lease liability -long term	$6,390
Lease liability – short term	$988

NOTE I - SUBSEQUENT EVENTS

Subsequent events were reviewed through May 15, 2025, the date these consolidated financial statements were available for issuance and determined that no subsequent events have occurred that require recognition in the consolidated financial statements.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table sets forth key components of our results of operations for the three months ended March 31, 2025 and 2024.

	For the three months ended
	March 31,
	2025	2024	Change	% Change

Revenues	$-	$-	$-
Expenses
General and administrative	341,203	328,985	12,218	4%
Research and development	13,214	83,097	(69,883)	(84)%
Stock-based compensation	231,933	1,732,834	(1,500,901)	(87)%

Total Expenses	586,350	2,144,916	(1,558,566)	(73)%

Interest expense, net	909	960	(51)	(5)%

Net Loss	$(587,259)	$(2,145,876)	$(1,558,617)	(73)%

Revenues

We did not recognize revenues for the three months ended March 31, 2025 and 2024.

Research and Development Expenses

	For the three months ended
	March 31,
	2025	2024

Direct costs	$13,214	$70,947
Allocated costs from Sanovas		12,150
Total Research and Development expenses	$13,214	$83,097

Research and development expenses decreased by $69,883, or 84%, to $13,214 for the three months ended March 31, 2025 from $373,271 for the three months ended March 31, 2024. The decrease was primarily the result of a decrease in engineering and technology consultants, and pilot manufacturing costs due to a lack of funds.

Stock Based Compensation Expenses

Stock-based compensation expenses decreased by $1,500,901 or 87%, to $231,933 for the three months ended March 31, 2025 from $1,732,834 for the three months ended March 31, 2024. The decrease was primarily due to the recognition of expense for warrants issued in the first quarter of 2024, of which a significant portion was vested immediately.

General and Administrative Expenses

	For the three months ended
	March 31,
	2025	2024

Direct costs	$175,828	$171,485
Allocated costs from Sanovas	165,375	157,500
Total general and administrative expenses	$341,203	$328,985

General and administrative expenses increased by $12,218 or 4%, to $341,203 for the three months ended March 31, 2025 from $328,985 for the three months ended March 31, 2024. Administrative costs consisting of costs related to the executive from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business, and increased by approximately $8,000 over the 2024 levels. Salaries allocated to the Company from Sanovas increased in 2025 since the majority of time spent by Sanovas’ sole employee were on Company activities, and such employee received a contractual salary increase. Other administrative expenses, specifically legal and accounting fees, travel and marketing fees were slightly higher because of marketing for the fund-raising activities and listing related expenses.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the three months ended March 31, 2025, we received approximately $39,000 of advances and invoices paid by affiliates, and $150,000 pursuant to proceeds from the stock subscription receivable. As of March 31, 2025, we had cash of $3,711 and liabilities of $1,679,867. As of the date of this report, we do not have adequate resources to fund our operations beyond June 2026 without considering any future capital raising transactions. In fact, the cash held on March 31, 2025 is expected to fund operations only for a few days. Although our current private placement is still open, we have not yet sold any securities from January 1, 2025 through May 15, 2025.

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

Cash Flow Activities for the three months ended March 31, 2025 and 2024

The following table sets forth a summary of our cash flows for the periods presented:

	For the three months ended
	March 31,
	2025	2024

Net cash used in operating activities	$(187,222)	$(163,819)
Net cash provided by financing activities	184,873	214,205

Net (decrease) increase in cash	(2,349)	50,386
Cash at beginning of the period	6,060	0
Cash at end of the period	$3,711	$50,386

Operating Activities

Net cash used in operating activities was $187,222 for the three months ended March 31, 2025. The cash flow used in operating activities in 2025 was principally driven by the net loss of $587,259 offset in part by non-cash stock-based compensation expense of $231,933. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $165,375 during the three months ended March 31, 2025.

Net cash used in operating activities was $163,819 for the three months ended March 31, 2024. The cash flow used in operating activities in 2024 was driven by the net loss of $2,145,876 offset in part by non-cash stock-based compensation expense of $1,732,834 and an increase in accounts payable and accrued liabilities of $78,588. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $169,650 during the three months ended March 31, 2024, and we received $20,850 of net advances from Sanovas, for a net change of $190,500 related to Sanovas transactions.

Financing Activities

Net cash provided by financing activities was $184,873 and $214,205 during the quarters ended March 31, 2025 and 2024, respectively. For 2025, the cash flow from financing activities is primarily attributable to the collection of a stock subscription receivable of $150,000, and net proceeds from advances from related parties and Sanovas of $34,873 in the quarter ended March 31, 2025.

During the quarter ended March 31, 2024, cash flow from financing operations of $214,205 was from advances from related parties, including $43,255 of net cash advances from affiliates and $20,950 of net cash advances from Sanovas. and the proceeds from the exercise of stock options of $150,000.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2025.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2025, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”). Except as described below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of the Annual Report.

Risks Relating to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the years ended December 31, 2024 and December 31, 2023, were $4,320,827 and $2,090,889, respectively, and our accumulated deficit as of December 31, 2024 and December 31, 2023 was $15,430,022 and $11,109,195, respectively. Our net losses for the three months ended March 31, 2025 and March 31, 2024 were $587,259 and $2,145,876, respectively, and our accumulated deficit as of March 31, 2025 was $16,017,281. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of March 31, 2025, we had cash of $3,711 and liabilities of $1,679,867. As of the date of this report, we do not have adequate resources to fund our operations beyond the next few days without considering any future or any future capital raising transactions. We will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2024 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of March 31, 2025 as a result of a material weakness in our internal controls. The material weaknesses are due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered equity securities during the three months ended March 31,2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

31.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Rule 13(a)-14(b) of the Securities Exchange Act of 1934, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RETINALGENIX TECHNOLOGIES INC.

Date: May 15, 2025	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

