Form 10-Q/A
period 2025-06-30
RetinalGenix Technologies Inc.
filed 2025-08-20
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

AMENDMENT NO.1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 333-258528

RETINALGENIX TECHNOLOGIES INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-3936890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

409 Apollo Beach Blvd, Suite 6
Apollo Beach FL,	33572
(Address of principal executive offices)	(Zip Code)

(415) 578-9583

(Registrant’s telephone number, including area code)

1450 North McDowell Boulevard, Suite 150

Petaluma, CA 94954

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

Explanatory Note:

RetinalGenix Technologies Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission (the “SEC”) on August 19, 2025 (the “Original Form 10-Q Filing”) solely to update the address of its principal executive offices on the cover page of the Original 10-Q Filing and no other changes have been made to the Original Form 10-Q.

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

