Form 10-Q
period 2025-09-30
RetinalGenix Technologies Inc.
filed 2025-11-14
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

409 Apollo Beach Boulevard, Suite 6
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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at November 14, 2025 was 18,604,961.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$92	$6,060
Total Current Assets	92	6,060

Equipment, net of accumulated depreciation of $307 and $251 at September 30, 2025 and December 31, 2024, respectively	-	56
Operating lease right-of-use asset	4,914	6,835
Security deposit	1,995	1,995

TOTAL ASSETS	$7,001	$14,946
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,037,632	$922,083
Due to Sanovas	539,052	15,709
Due to related parties	528,738	467,793
Shareholders’ notes payable	49,000	49,000
Lease liability – short term portion	988	988
Accrued interest payable	18,319	15,439
Total Current Liabilities	2,173,729	1,471,012
Lease liability – long term portion	6,002	6,544
Total liabilities	2,179,731	1,477,556
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at September 30, 2024 and December 31, 2024	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 18,604,961 and 18,522,295 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,860	1,852
Additional paid in capital	15,060,900	14,115,560
Stock subscription receivable	-	(150,000)
Accumulated deficit	(17,235,490)	(15,430,022)
Total Stockholders’ Deficit	(2,172,730)	(1,462,610)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$7,001	$14,946

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended
	September 30,
	2025	2024

Revenues	$-	$-
Operating expenses:
General and administrative	270,153	244,098
Research and development	20,454	102,977
Stock-based compensation	277,226	296,256

Total operating expenses	567,833	643,331

Interest expense, net	958	960

Net loss	$(568,791)	$(644,291)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average number of common shares outstanding during the period- basic and diluted	18,579,776	17,970,120

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the nine months ended
	September 30
	2025	2024

Revenues	$-	$-
Operating expenses:
General and administrative	995,085	941,821
Research and development	48,098	269,000
Stock-based compensation	759,348	2,240,099

Total operating expenses	1,802,531	3,450,920

Interest expense, net	2,937	2,880

Net loss	$(1,805,468)	$(3,453,800)

Net loss per share - basic and diluted	$(0.10)	$(0.19)

Weighted average number of common shares outstanding during the period- basic and diluted	18,536,359	17,871,511

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common shares	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Deficit
Balance as at December 31, 2024	18,522,295	$1,852	$14,115,560	$(150,000)	$(15,430,022)	$(1,462,610)
Stock-based compensation expense	-	-	231,933	-	-	231,933

Collection of stock subscription receivable	-	-	-	150,000	-	150,000
Net loss	-	-	-		(587,259)	(587,259)
Balance as at March 31, 2025	18,522,295	$1,852	$14,347,493	-	$(16,017,281)	$(1,667,936)

Stock-based compensation expense	-	-	250,189	-	-	250,189

Shares sold to investors	38,222	4	85,996	-	-	86,000
Net loss	-	-	-		(649,418)	(649,418)
Balance as at June 30, 2025	18,560,517	$1,856	$14,683,678	-	$(16,666,699)	$(1,981,165)
Stock-based compensation expense	-	-	277,226	-	-	277,226

Shares sold to investors	44,444	4	99,996	-	-	100,000
Net loss	-	-	-		(568,791)	(568,791)
Balance as at September 30, 2025	18,604,961	$1,860	$15,060,900	-	$(17,235,490)	$(2,172,730)

Balance as at December 31, 2023	17,635,478	$1,764	$9,701,774		$(11,109,195)	$(1,405,657)

Exercise of stock options	150,000	15	149,985		-	150,000

Settlement of account payable through issuance of common stock	75,000	7	149,993		-	150,000

Stock-based compensation expense	-	-	1,732,834		-	1,732,834

Net loss	-	-	-		(2,145,876)	(2,145,876)
Balance as at March 31, 2024	17,860,478	$1,786	$11,734,586	$-	$(13,255,071)	$(1,518,699)

Shares sold to investors	44,444	4	99,996		-	100,000

Exercise of stock options	20,000	2	59,998		-	60,000

Stock-based compensation expense	-	-	211,009		-	211,009

Net loss	-	-	-		(663,633)	(663,633)
Balance as at June 30, 2024	17,924,922	$1,792	$12,105,589	$-	$(13,918,704)	$(1,811,323)
Shares sold to investors	135,595	14	305,030		-	305,044

Stock-based compensation expense	-	-	296,256		-	296,256

Net loss	-	-	-		(644,291)	(644,291)

Balance as at September 30, 2024	18,060,517	$1,806	$12,706,875	$-	$(14,562,995)	$(1,854,314)

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended
	September 30,
	2025	2024
Cash Flows From (Used In) Operating Activities
Net loss	$(1,805,468)	$(3,453,800)
Adjustments to reconcile net loss to net cash (used in) operating activities
Non-cash items:
Stock-based compensation expense	759,348	2,240,099
Depreciation expense	56	75
Amortization of right of use asset	1,921	-
Expenses allocated by Sanovas on behalf of Company	496,125	506,549
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	115,549	150,646
Payment of lease liability	(542)	-
(Increase) in security deposit	-	(1,995)
Increase in accrued interest	2,880	2,880
Total adjustments	1,375,337	2,898,254
Net cash (used in) operating activities	(430,131)	(555,546)

Cash Flows From Financing Activities
Proceeds from collection of stock subscription receivable	150,000	-
Proceeds from sale of common stock	186,000	405,043
Proceeds from exercise of stock options and warrants	-	210,000
Advances from related parties, net	88,163	19,592
Net cash provided by financing activities	424,163	634,635
Net (decrease) increase in cash	(5,968)	79,089
Cash at beginning of period	6,060	0
Cash at end of period	$92	$79,089

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Operating Lease – at inception	$-	$7,027
Settlement of account payable through the issuance of common stock	$-	$150,000

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

The Company was formed to develop technologies to screen, monitor, diagnose and treat ophthalmic and systemic disease. Its mission is to prevent vision loss and blindness due to diabetic retinopathy and maculopathy, including the leading cause of retinal blindness (age related macula degeneration the dry and wet type). The Company sublicensed certain technology initially developed by Sanovas from Sanovas Ophthalmology – See Note C.

The Company’s subsidiary, DNA/GPS, Inc., through pharmacogenetic mapping and testing is linking high resolution retinal imaging to retinal and systemic disease biomarkers to enable the discovery and treatment of sight-threatening and systemic diseases using our proprietary high resolution retinal imaging device. This genetic testing can also lead to drug re-purposing (i.e., new uses of previous drugs now off patent based on genetics).

The Company’s RetinalCam™ device is a portable ophthalmic home screening and monitoring device designed for remote general and home use employing real-time communication and alerting system for physicians available 24/7 and does not require dilation of the consumer’s pupil.

In addition to the above medical device, as announced in October 2023, the Company is engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (“IRB”) to conduct a study to personalize medical evaluations for patients receiving direct intraocular injections into their eyes as treatment for wet macular degeneration to help determine whether there is a genetic basis for the success or the failure of the procedure and to help patients evaluate whether the treatment is necessary. The Company has engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. The Company anticipates an expansion of the IRB to multistate physicians in the winter of 2026 and the initial analysis by the first half of 2026, which will inform its clinical trial plans.

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

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $17,200,000 at September 30, 2025. As of September 30, 2025, the Company had liabilities of approximately $2,200,000, a significant portion of which is with related parties. The Company has minimal cash at September 30, 2025, and remains dependent on related parties for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company is in discussions with investment bankers and individual investors with respect to raising additional capital for the Company and potentially up-listing to Nasdaq exchange.

Sanovas has paid a significant portion of the Company’s operating expenses through September 2025, and was owed approximately $539,000 as of September 30, 2025 by the Company. During 2025, the Company sold 82,666 shares of common stock at $2.25 per share raising gross proceeds of $186,000. The Company issued 296,000 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 in the fourth quarter of 2024. In 2024, the Company also issued 75,000 shares of its common stock as settlement of an account payable of $150,000 due to a vendor and issued 55,555 shares of its common stock in the fourth quarter of 2024 valued at $125,000 to a vendor for investor relation services.

As of the date of this report, the Company does not have adequate resources to fund its operations through December 2026 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the nine months ended September 30, 2025 and 2024, the Company did not have any tax expenses due to its losses, and at September 30, 2025 and 2024 all deferred tax assets were fully reserved.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at September 30, 2025 or December 31, 2024. The Company’s policy is to expense any penalties and interest associated with this topic. At September 30, 2025 and December 31, 2024, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a net loss during the three and nine months ended September 30, 2025 and 2024, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the three and nine months ended September 30, 2025 are stock options to purchase 790,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock and warrants to purchase 1,750,000 shares of common stock.

Potentially dilutive securities not included in the computation of loss per share for the three and nine months ended September 30, 2024, include stock options to purchase 2,465,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 1,800,000 shares of common stock.

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

9. Leases

The Company determines if an arrangement is an operating or capital lease at inception. At September 30, 2025 and December 31, 2024, the Company had an operating lease for an office suite (see Note H) and no financing leases.

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

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $496,000 and $473,000 in costs related to an officer of the Company in the nine months ending September 30, 2025 and 2024, and is approximately $165,400 and $169,700 in costs related to an officer of the Company in the three months ending September 30, 2025 and 2024, respectively.

The following summarizes the transactions between the Company and Sanovas for the nine months ended September 30, 2025 and 2024:

	Nine months ended
	September 30,	September 30,
	2025	2024

Balance due to Sanovas – beginning of period	$15,709	$2,760

Costs of Sanovas allocated to the Company	496,125	496,800
Cash advances from Sanovas to the Company, net	27,218	9,749

Balance due to Sanovas - end of period	$539,052	$509,309

The Company issued 296,000 shares of its common stock to Sanovas to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 in December 2024. No such offset occurred during the nine months ended September 30, 2025 and September 30, 2024.

Sublicense

On September 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through September 30, 2025 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and other related parties advanced funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At September 30, 2025 and December 31, 2024, the Company had received an aggregate of $547,148 and $467,793, respectively, pursuant to such advances.

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

During the three months ended June 30, 2024 and September 30, 2024 , the Company sold 44,444 and 135,595 shares of its common stock to investors at $2.25 per share, for proceeds of $100,000 and $305,044, respectively. In the three months ended March 31, 2024 and June 30, 2024, stock options to purchase 150,000 and 20,000 shares of common stock were exercised for proceeds of $150,000 and $60,000, respectively.

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

During the nine months ended September 30, 2025, the Company sold 82,666 of its common stock at $2.25 per share for proceeds of $186,000.

See Note C for share transactions to settle payables to Sanovas.

Preferred Stock

As of September 30, 2025 and December 31, 2024 , there were 3,000,000 shares of preferred stock designated as Series F preferred stock. There are no shares of Series F preferred stock outstanding at September 30, 2025 or December 31, 2024.

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

The Company recognized $54,734 and $340,971 of stock-based compensation expense during the nine months ended September 30, 2025 and 2024, respectively, related to stock options which is included in the accompanying consolidated statements of operations. As of September 30, 2025, there was no unrecognized compensation expense related to non-vested stock options granted under the Plan.

At September 30, 2025, there were 7,290,000 shares available to be issued under the Plan. The intrinsic value of such outstanding and vested stock options is approximately $427,000 at September 30, 2025. The following table summarizes stock option activity of the Plan through September 30, 2025:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2023	2,585,000	$1.23
Granted	50,000	3.00
Canceled	-	-
Expired	(50,000)	-
Exercised	(170,000)	1.24
Options outstanding – December 31, 2024	2,415,000	$1.27
Granted	-
Canceled	-
Expired	(1,625,000)	1.00
Exercised	-
Options outstanding – September 30, 2025	790,000	$1.71

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of September 30, 2025 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at September 30, 2025
$1.00	510,000	6.1 Years	510,000
3.00	280,000	2.1 Years	280,000
	790,000		790,000

The fair value of each option grant was estimated on the date of grant to be $2.11 per share using the Black-Scholes option-pricing model with the following assumption weighted-average in 2024:

Risk-free interest rates	3.084%
Expected life in years	5.0
Expected volatility	90%
Expected dividend yield	0%
Fair value of common stock	$3.00

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

During the nine months ended September 30, 2025, the Company issued warrants to purchase 100,000 shares of common stock to consultants at an exercise price of $3.00 per share, with 50,000 vesting immediately and 50,000 vesting over one year.

The following table summarizes warrant activity of the Plan through September 30, 2025:

	Warrants Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2023	150,000	$1.10
Granted	1,600,000	3.00
Canceled	-	-
Forfeited	(100,000)	3.00
Exercised	-	-
Options outstanding – December 31, 2024	1,650,000	$2.83
Granted	100,000	3.00
Canceled	-	-
Forfeited	-	-
Exercised	-	-
Options outstanding – September 30, 2025	1,750,000	$2.84

Additional information regarding the warrants outstanding as of September 30, 2025 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.10	150,000	2.6 Years	150,000
$3.00	1,600,000	8.4 Years	1,033,333
	1,750,000		1,183,333

The fair value of such warrants was estimated on the date of grant to be $1.19 and $1.97 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2025 and 2024, respectively:

	2025	2024
Risk-free interest rates	4.12%	3.14%
Expected life in years	5.0	5.0
Expected volatility	90%	90%
Expected dividend yield	0	0%
Fair value of common stock	$2.25	$3.00

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

The Company recognized stock-based compensation expense of $435,210 and $1,681,381 in the nine months ended September 30, 2025 and 2024, respectively, related to warrants which is included in the accompanying consolidated statements of operations. At September 30, 2025, there is approximately $443,000 remaining compensation expense to be recognized related to such warrants. That cost is expected to be recognized over a weighted-average period of approximately 0.5 years.

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2026 under the same terms. At September 30, 2025 and December 31, 2024, $49,000 remained outstanding. Interest expense amounted to $960 for each quarter of 2025 and 2024. The accrued interest payable at September 30, 2025 and December 31, 2024 was $18,319 and $15,439, respectively.

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

2025 (remainder of year)	$2,028

2026	8,114

2027	5,517

Total payments	15,659

Less interest	9,657

Total liability	$6,002

The amounts recorded on the consolidated statement of financial position at September 30, 2025 were as follows:

Right-of-use asset, net	$4,914
Lease liability -long term	$6,002
Lease liability – short term	$988

NOTE I - CONTINGENCY

The Company received a claim against it relating to a former indirect vendor. The Company believes the claim is without merit and intends to vigorously defend itself. The Company does not believe the claim would have a material impact on the financial condition of the Company.

NOTE J - SUBSEQUENT EVENTS

Subsequent events were reviewed through November 14, 2025, the date these consolidated financial statements were available for issuance and determined that no subsequent events have occurred that require recognition in the consolidated financial statements. The following events occurred from October 1, 2025 through the date of the filing:

●	The Company sold 12,000 shares at $2.25 per share of common stock to an investor for gross proceeds of $27,000
●	The Company entered into a consulting agreement which provides for the grant of warrants at $3.00 per share for an aggregate of 50,000 shares of common stock which are fully vested and 50,000 shares of common stock which will vest over 6 months.
●	The Company entered into a consulting agreement which provides for the grant of warrants at $3.20 per share for an aggregate of 50,000 shares of common stock which are fully vested and 50,000 shares of common stock which will vest over 6 months.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We are an ophthalmic research and development company focused on developing technologies to screen, monitor, diagnose and treat ophthalmic and systemic disease. Our mission is to prevent vision loss and blindness due to diabetic retinopathy and maculopathy, including the leading cause of retinal blindness (age related macula degeneration the dry and wet type).

Our wholly owned subsidiary, DNA/GPS, Inc., through pharmacogenetic mapping and testing is linking high resolution retinal imaging to retinal and systemic disease biomarkers to enable the discovery and treatment of sight-threatening and systemic diseases using our proprietary high resolution retinal imaging device. This genetic testing can also lead to drug re-purposing (i.e., new uses of previous drugs now off patent based on genetics).

Our RetinalCam™ device is a portable ophthalmic home screening and monitoring device designed for remote general and home use employing real-time communication and alerting system for physicians available 24/7 and does not require dilation of the consumer’s pupil.

In addition to the above medical devices, as announced in October 2023, we are engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (“IRB”) to conduct a study to personalize medical evaluations for patients receiving direct intraocular injections into their eyes as treatment for wet macular degeneration to help determine whether there is a genetic basis for the success or the failure of the procedure and to help patients evaluate whether the treatment is necessary, which was previously announced on October 30, 2023. We have engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. We anticipate an expansion of the IRB to multistate physicians in the winter of 2026 and the initial analysis by the first half of 2026, which will inform our clinical trial plans.

In addition to the above medical device and IRB advancements, we continue to make progress in our planning/and guidance to move forward, via our contracted clinical resource organization, to conduct pharmaceutical clinical studies for our two products

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

We anticipate that we will need approximately an additional $6,000,000 to (i) complete the product design and testing for the RetinalCam; (ii) complete the development and expansion of the software tools around the DNA/GPS’ genetic mapping technology and preparation of consumer laboratory developed test kits and related materials for distribution and sale; and (iii) build the infrastructure for our sustained growth. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all. We do not expect that the RetinalCam will require FDA approval.

We intend to generate revenues in the near future from the sale of DNA/GPS’ laboratory developed consumer test kits. We do not expect to generate any revenues from sales of the RetinalCam until we successfully complete its development. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses.

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

We commenced a private placement of common stock in 2024, and have issued 290,262 shares of common stock and raised approximately $653,000 (including the $150,000 subscribed at December 31, 2024 and received in January 2025). During the nine months ended September 30, 2025, the Company sold 82,666 shares of its common stock at $2.25 per share, for proceeds of $186,000. An additional 12,000 shares of common stock were sold from October 1, 2025 through the date of this filing.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations for the three months ended September 30, 2025 and 2024.

	For the three months ended
	September 30,
	2025	2024	Change	% Change

Revenues	$-	$-	$-
Expenses
General and administrative	270,153	244,098	26,055	11%
Research and development	20,454	102,977	(82,523)	(80)%
Stock-based compensation	277,226	296,256	(19,030)	(6)%

Total Expenses	567,833	643,331	(75,498)	(76)%

Interest expense, net	958	960	(2)	0%

Net Loss	$(568,791)	$(644,291)	$(75,500)	(73)%

Revenues

We did not recognize revenues for the three months ended September 30, 2025 and 2024.

Research and Development Expenses

	For the three months ended
	September 30,
	2025	2024

Direct costs	$20,454	$102,977
Allocated costs from Sanovas	-	-
Total Research and Development expenses	$20,454	$102,977

Research and development expenses decreased by $82,523, or 80%, to $20,454 for the three months ended September 30, 2025 from $102,977 for the three months ended September 30, 2024. The decrease was primarily the result of a decrease in engineering and technology consultants, and pilot manufacturing costs due to a lack of funds.

Stock Based Compensation Expenses

Stock-based compensation expenses decreased by $19,030 or 6%, to $277,226 for the three months ended September 30, 2025 from $296,256 for the three months ended September 30, 2024. The decrease was primarily due to the timing of the issuance of stock options and warrants, of which a significant portion was vested immediately.

General and Administrative Expenses

	For the three months ended
	September 30,
	2025	2024

Direct costs	$104,778	$86,598
Allocated costs from Sanovas	165,375	157,500
Total general and administrative expenses	$270,153	$244,098

General and administrative expenses increased by $26,055 or 11%, to $270,153 for the three months ended September 30, 2025 from $244,098 for the three months ended September 30, 2024. Administrative costs consisting of costs related to the executive from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business, and increased by approximately $8,000 over the 2024 levels. Salaries allocated to the Company from Sanovas increased in 2025 since the majority of time spent by Sanovas’ sole employee were on Company activities, and such employee received a contractual salary increase. Other administrative expenses, specifically travel and marketing fees were slightly higher because of marketing for the fund-raising activities and listing related expenses.

Comparison of the nine months ended September 30, 2025 and 2024

The following table sets forth key components of our results of operations for the three months ended September 30, 2025 and 2024.

	For the nine months ended
	September 30,
	2025	2024	Change	% Change

Revenues	$-	$-	$-
Expenses
General and administrative	995,085	941,821	53,264	6%
Research and development	48,098	269,000	(220,902)	(82)%
Stock-based compensation	759,348	2,240,099	(1,480,751)	(66)%

Total Expenses	1,802,531	3,450,920	(1,648,389)	(143)%

Interest expense, net	2,937	2,880	57	2%

Net Loss	$(1,805,468)	$(3,453,800)	$(1,648,332)	(73)%

Revenues

We did not recognize revenues for the nine months ended September 30, 2025 and 2024.

Research and Development Expenses

	For the nine months ended
	September 30,
	2025	2024

Direct costs	$48,098	$244,700
Allocated costs from Sanovas	-	24,300
Total Research and Development expenses	$48,098	$269,000

Research and development expenses decreased by $220,902, or 82%, to $48,098 for the nine months ended September 30, 2025 from $269,000 for the nine months ended September 30, 2024. The decrease was primarily the result of a decrease in engineering and technology consultants, and pilot manufacturing costs due to a lack of funds.

Stock Based Compensation Expenses

Stock-based compensation expenses decreased by $1,480,751 or 66%, to $759,348 for the nine months ended September 30, 2025 from $2,240,099 for the nine months ended September 30, 2024. The decrease was primarily due to the recognition of expense for warrants issued in the first quarter of 2024, of which a significant portion was vested immediately.

General and Administrative Expenses

	For the nine months ended
	September 30,
	2025	2024

Direct costs	$458,960	$469,321
Allocated costs from Sanovas	496,125	472,500
Total general and administrative expenses	$995,085	$941,821

General and administrative expenses increased by $53,264 or 6%, to $995,085 for the nine months ended September 30, 2025 from $941,821 for the nine months ended September 30, 2024. Administrative costs consisting of costs related to the executive from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business, and increased by approximately $24,000 over the 2024 levels. Salaries allocated to the Company from Sanovas increased in 2025 since the majority of time spent by Sanovas’ sole employee were on Company activities, and such employee received a contractual salary increase. Other administrative expenses, specifically legal, fund-raising activities and listing related expenses were lower in 2024 as we had more less opportunities at that time.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the nine months ended September 30, 2025, we received approximately $88,000 of advances from Sanovas and other affiliates to pay invoices, $186,000 from the sale of common stock pursuant to a private placement and $150,000 pursuant to proceeds from a stock subscription receivable. As of September 30, 2025, we had cash of $92 and liabilities of $2,179,731. As of the date of this report, we do not have adequate resources to fund our operations beyond November 2025 without considering any future capital raising transactions. In fact, the cash held on September 30, 2025 is expected to fund operations only for a few days. Although our current private placement is still open, we have not yet sold any securities from October 1, 2025 through November 14, 2025.

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

Cash Flow Activities for the nine months ended September 30, 2025 and 2024

The following table sets forth a summary of our cash flows for the periods presented:

	For the nine months ended
	September 30,
	2025	2024

Net cash used in operating activities	$(430,131)	$(555,546)
Net cash provided by financing activities	424,163	634,635

Net (decrease) increase in cash	(5,968)	79,089
Cash at beginning of the period	6,060	0
Cash at end of the period	$92	$79,089

Operating Activities

Net cash used in operating activities was $430,131 for the nine months ended September 30, 2025. The cash flow used in operating activities in 2025 was principally driven by the net loss of $1,805,468 offset in part by non-cash stock-based compensation expense of $759,348. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $496,125 during the nine months ended September 30, 2025.

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

Financing Activities

Net cash provided by financing activities was $424,163 and $634,635 during the nine months ended September 30, 2025 and 2024, respectively. During the nine months ended September 30, 2025, we received approximately $88,000 of advances from Sanovas and other affiliates to pay invoices, $186,000 from the sale of common stock pursuant to a private placement and $150,000 pursuant to proceeds from the stock subscription receivable.

During the nine months ended September 30, 2024, we received approximately $405,043 from the sale of common stock, exercise of stock options of $210,000 and proceeds from advances from related parties of $19,592.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We are considering various remediation measures, including hiring internal accounting resources or using outside providers to provide additional resources and capabilities as well as implementing a more formal accounting and financial reporting system to mitigate such material weakness, but have not yet adopted or implemented any such measures. When we have sufficient business activity and funding available, we intend to begin to implement remediation measures to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We hope to complete the implementation, remediation and test of the new procedures at the end of 2025 and beginning of 2026, as resources permit us to spend time and money on building finance infrastructure.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended September 30, 2025, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the years ended December 31, 2024 and December 31, 2023, were $4,320,827 and $2,090,889, respectively, and our accumulated deficit as of December 31, 2024 and December 31, 2023 was $15,430,022 and $11,109,195, respectively. Our net losses for the nine months ended September 30, 2025 and September 30, 2024 was $1,805,468. and $3,453,800, respectively, and our accumulated deficit as of September 30, 2025 was $17,235,490. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of September 30, 2025, we had cash of $92 and liabilities of $2,179,731. As of the date of this report, we do not ,have adequate resources to fund our operations beyond the next few days without considering any future or any future capital raising transactions. We will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our consolidated financial statements as of and for the year ended December 31, 2024 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of September 30, 2025 as a result of a material weakness in our internal controls. The material weaknesses are due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered equity securities during the three months ended September 30, 2025, except for the sale of 44,444 shares of common stock at $2.25 per share, which sale was exempt from registration under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, none of our directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Description

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021)

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

RETINALGENIX TECHNOLOGIES INC.

Date: November 14, 2025	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

