Form 10-K
period 2025-12-31
RetinalGenix Technologies Inc.
filed 2026-04-15
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $15,506,590 (based upon the closing sale price of the registrant’s common stock reported on that date). This calculation excludes shares held by the registrant’s current directors and executive officers and stockholders that the registrant has concluded are affiliates of the registrant.

Number of shares of common stock outstanding as of April 15, 2026 was 18,754,739.

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

Risk Related to our Financial Position and Need for Capital

●	We have generated no revenue from commercial sales and our future profitability is uncertain.
●	Failure to obtain the capital necessary to fund our operations, we will be unable to continue our product development and you will likely lose your entire investment.
●	Raising additional capital may cause dilution to our existing stockholders.
●	There is substantial doubt about our ability to continue as a going concern.
●	We have incurred net losses every year and expect to continue to incur increased expenses.
●	Failure to maintain effective internal control over in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.

Risk Related to Product Development, Regulatory Approval, Manufacturing and Commercialization

●	Our revenues from sales of our products will be dependent upon pricing and reimbursement guidelines.
●	We will depend upon our suppliers to provide the components we require.
●	Our commercial and financial success depends on our products being accepted in the market.
●	We may face substantial competition in the future.
●	Product liability lawsuits against us could cause us to incur substantial liabilities.
●	We are dependent on information technology systems.
●	If the quality or delivery of our products does not meet our customers’ expectations, our reputation could suffer and ultimately our sales and operating earnings could be negatively impacted.
●	Failure to comply with data privacy and security laws could have a material adverse effect on us
●	We may not be successful in hiring and retaining key employees, including executive officers.
●	Our management overlaps substantially with the management and our principal stockholder.
●	We may acquire other businesses that could negatively affect our operating results and dilute our stockholders’ ownership.
●	Our failure to accurately forecast demand for our products could result in additional costs.
●	If our facilities were to experience catastrophic loss, our operations would be seriously harmed.
●	Changes in general economic conditions and geopolitical and other conditions may adversely impact our business and operating results.
●	The future of drug negotiation prices under President Trump’s administration is uncertain
●	We will be dependent upon third parties for the distribution of our products.

Risk Related to our Intellectual Property Rights

●	Our intellectual property may not be sufficient to protect our products from competition.
●	We may not be able to enforce our intellectual property rights throughout the world.
●	Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.
●	We may be unable to adequately prevent disclosure of trade secrets and other proprietary information.

Risks Relating to Government Regulations

●	Our failure to obtain and maintain FDA clearances or approvals on a timely basis, or at all, would prevent us from commercializing our products in the U.S., which could severely harm our business.
●	Our promotional practices will be subject to extensive government scrutiny.
●	Our product candidates require significant clinical testing before seeking regulatory approval.
●	Healthcare reform measures could hinder or prevent the commercial success of our product candidates.
●	Our success depends upon our ability to advance our product candidates.
●	We do not have experience conducting clinical trials.
●	A shutdown of the U.S. federal government may adversely affect our business.
●	Inadequate funding, government shutdowns, workforce reductions or other policy changes affecting government agencies could hinder our business.
●	Legislative or regulatory reform of the health care system in the U.S. may adversely impact our business.
●	We are subject to stringent domestic and foreign medical device regulations.
●	We will also be subject to stringent government regulation in foreign countries.
●	Failure by us or our distributors to comply with foreign regulations applicable to the products we design, manufacture, install or distribute could expose us to enforcement actions or other adverse consequences.
●	We will be subject to ongoing requirements and inspections.
●	We could be subject to substantial fines or damages and possible exclusion from participation in federal or state health care programs if we fail to comply with the laws and regulations applicable to our business.
●	If we fail to develop and successfully introduce new products our operating results may suffer.

Risks Related to Owning our Securities

●	Our stock price may be volatile.
●	Future sales and issuances of our securities could result in additional dilution.
●	We have never paid cash dividends and have no plans to pay cash dividends in the future.
●	The “penny stock” rules of the SEC make transactions in our stock cumbersome.
●	Certain of our stockholders control a significant number of shares of our common stock.
●	We have availed ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.
●	Our First Amended and Restated Certificate of Incorporation (“Certificate of Incorporation”) and our Bylaws (the “Bylaws”) and Delaware law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.
●	Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming.
●	Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.
●	Our Certificate of Incorporation and Bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for substantially all disputes between us and our stockholders, which could limit stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

PART I

ITEM 1. BUSINESS

Overview

RetinalGenix Technologies Inc. (“RetinalGenix” or the “Company”) is an ophthalmic research and development company focused on developing technologies to screen, provide information and treat eye health disorders (ophthalmic, optical, and sight-threatening disorders), Our devices described below are designed to facilitate the early detection of such diseases and empowering patients and their clinicians with secure personal healthcare information and our therapeutic medications are being designed to treat multiple systemic diseases, while empowering patients and their clinicians with secure personal healthcare information.

Our mission is to improve patients’ lives by providing them and their physicians critical information to treat eye diseases and other general health conditions.

Our products and services are built on four pillars: (i) genetic testing; (ii) retinal imaging; (iii) patient information base and (iv) pharmaceutical therapies. Our Genetic Tests will be our first products to be launched which is currently planned for late 2026 with our GPS oral swab tests. A second genetic test is being developed to identify positive responders to treatment for wet AMD, which is targeted for launch in 2027. The Retinal Imaging Platform is being developed for capturing quality economic pictures of the eyes and is expected to be in Beta tests in 2026 and potentially approved for commercialization in 2027. The Patient Informational Database is being designed to securely combine patient genetic and imaging data anonymously. Our Repurposed Pharmaceutical products, RTG-2023 for the treatment of dry age-related macular degeneration (dry AMD) and RTG-2024 for the treatment of Alzheimer’s syndrome dementia are expected to continue development for age-related macular degeneration and Alzheimer’s syndrome dementia, subject to adequate funding.

The Company’s first two devices described below are being designed to foster the Company’s active pursuit of its mission to prevent vision loss and blindness due to ocular diseases, including diabetic retinopathy and maculopathy:

1.	Retinal Imaging Screening Device, a portable, retinal imaging system providing a wide field of view without requiring pupil dilation; and

2.	RetinalCamTM, an in-home/remote location patient-activated monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7 and does not require dilation of the consumer’s pupil. We intend to launch RetinalCamTM by the end of 2026.

In addition to the above medical devices, as announced in October 2023, we are engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (“IRB”) to conduct a study to personalize medical evaluations for patients receiving direct intraocular injections into their eyes as treatment for wet macular degeneration to help determine whether there is a genetic basis for the success or the failure of the procedure and to help patients evaluate whether the treatment is necessary, which was previously announced on October 30, 2023. We have engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. We anticipate an expansion of the IRB to multistate physicians in the winter of 2026 and the initial analysis by the first half of 2027, which will inform our clinical trial plans.

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

Our wholly owned subsidiary, DNA/GPS Inc., through pharmacogenetic mapping and testing is linking high resolution retinal imaging to retinal and systemic disease biomarkers to enable the discovery and treatment of sight-threatening and systemic diseases using our proprietary high resolution retinal imaging device. This genetic testing can also lead to drug re-purposing (i.e., new uses of previous drugs now off patent based on genetics).

We are developing a secure and interoperable database system for genetic information and images controlled by patients for use with their physicians, the RetinalGenix Eye Care Anonymized AI database (RECADTM AI system). This database is being designed to combine pharmacogenetic mapping capabilities with our retinal imaging capabilities on a secure information system controlled by the patient (like a patient electronic health record), who can share information with their selected physicians.

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

We anticipate that we will need approximately an additional $7,000,000 to (i) complete and sell genetic testing products with our DNA/GPS mapping technology; (ii) complete the product design and testing for the RetinalCamTM in our Imaging platform; (iii) develop and advance the networking agreements with various service optical and clinical networking groups; and (iv) create and test our RetinalGenix Eye Care Anonymized AI database (RECAD AI system). We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all. We do not expect that the RetinalCamTM will require FDA approval.

We expect to generate revenues from the sale of DNA/GPS’ laboratory developed consumer test kits. We do not expect to generate any revenues from sales of the RetinalCamTM or the Patient Informational database (RECAD AI system), until we successfully complete their development. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses.

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

We commenced a private placement of common stock in 2024 at $2.25 per share. During the year ended December 31, 2025, the Company sold 232,444 of its common stock at $2.25 per share for gross proceeds of $548,000, including $125,000 which was recorded as a stock subscription receivable at December 31, 2025, and was received in January 2026. During 2024, we issued 290,262 shares of common stock and raised approximately $653,000, including $150,000 which was recorded as a stock subscription receivable at December 31, 2024 and was received in January 2025. There can be no assurance that we will be able to raise capital when needed.

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

Strategic Pillars:

The Company’s strategic portfolio has 4 pillars:

1.	Genetic testing: Pharmacogenetic mapping, highlighting key health biomarkers for eye and systemic diseases, through RetinalGenix’s DNA/GPS Inc and partnered organizations.
2.	Retinal Imaging platform: Retinal camera and operating system for economically capturing high definition optical images for analysis by healthcare providers, using RetinalCamTM , existing clinical images and RetinalGenix’s Imaging System.
3.	Patient Informational database: Secure and interoperable database system for genetic information and images controlled by patients for use with their physicians, using RetinalGenix Eye Care Anonymized AI database (RECADTM AI system).
4.	Pharmaceutical Therapies: Developing pharmaceutical products for treating eye and systemic diseases with partnered support, with RTG-2023 (dry age-related macular degeneration) and RTG-2024 (Alzheimer’s syndrome dementia).

The Company is working to bring these four pillars as described below together to empower the patient and their chosen physician(s) to make better clinical decisions to improve eye and general health.

1) Genetic Testing:

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

Through RetinalGenix’s DNA/GPS Inc and supported by partnered organizations, we are developing genetic testing kits. The DNA/GPS Inc. acquisition secured the team to develop these genetic tests. Significant research has been enacted to identity key biomarkers of eye and systemic diseases that correlate with genetic variations. With these identified biomarkers, we worked with a third-party to develop oral swab genetic testing kits.

Patients will be able to purchase and use these swab-based tests that will identify their genetic profiles with our third-party partner. These genetic profiles will be independently evaluated to provide the patient a summary report showing their genetics compared to genetic norms. This information will be provided to the patient who could share these results with their physicians or other care providers, where clinical decisions are made regarding diagnosis, treatment and monitoring. In addition, this genetic information would also be fully and securely anonymized to create a patient-blinded genetic profile to be shared back to RetinalGenix’s Eye Care Anonymized AI database for future analysis and research (see # 3 below), which the patient can in the future access and securely share with their physicians or others.

In 2026, we intend to begin selling these tests to patients. A third-party genetic testing company will provide manufacturing, distribution, clinical processing and reporting services. An independent analytics company will provide the genetic readings and reports for patients.

Pearl IRB Study

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

The study is enrolling patients and looks to evaluate up to 100 patients in 2026. The Company is working with a third-party lab company for this trial. Once completed, additional clinical evaluation may be pursued, potentially leading to FDA submission for improving patient selection of positive responders to this treatment for wet AMD in 2027.

This study will also economically secure additional biomarkers for RetinalGenix, that can be reviewed and evaluated for future genetic and systemic diseases research.

2) Retinal Imaging platform:

RetinalGenix is developing a retinal camera and operating system for capturing optical images for analysis by healthcare providers. This platform is being developed by third-party optical imaging consultants and a third-party medical device company.

This RetinalCamTM is an economical portable camera for ophthalmic home screening and monitoring. This device will provide remote general and home use, using real-time communication and alerting system for physicians available 24/7. This camera does not require dilation of the consumer’s pupil. It is anticipated that in late 2026, the next generation of this camera will be completed by a leading optical design, engineering, and fabrication firm. We do not believe FDA approval is required as the camera is used for screening and monitoring.

Image information from these RetinalCamTM units will be incorporated into RetinalGenix’s Imaging System for secure patient and physician utilization. This Imaging System is being developed with a third-party, ADM Tronics Unlimited, Inc. (“ADM Tronics”).

Additionally, this Imaging System can also utilize quality eye images (Fundus or OTC) from existing ophthalmic devices which will facilitate market entry before our lower cost (with multiple unique advanced functions) RetinalCamTM further penetrates the market.

Images taken by these RetinalCamTM in a clinical office setting, would be owned by the practitioner’s office. Images secured by patients outside such clinics, would be owned and controlled by the patient, who could securely share such images with their doctors.

RetinalCamTM images would also be securely anonymized to create a patient-blinded image that is shared back to RetinalGenix’s Eye Care Anonymized AI database for future analysis and research (see # 3 below). These images and the genetics data would be anonymously secured within this database.

3) Patient Informational database, the RetinalGenix Eye Care Anonymized AI database (RECADTM AI system):

The Company is developing a secure and interoperable database system for genetic information and images controlled by patients for use with their physicians, the RetinalGenix Eye Care Anonymized AI database (RECADTM AI system). This database will combine pharmacogenetic mapping capabilities with our retinal imaging capabilities on a secure information system controlled by the patient (like a patient electronic health record), who can share information with their selected physicians.

The anonymized system with privacy (HIPAA & PII) protections empowers users to control their health and medical information.

The database is expected to allow patients to obtain their genetic, systemic biomarkers and imaging information privately, discreetly, and confidentially.

While this anonymized database protects personal information, the secure system is intended to identify, monitor, profile, and screen patients for ocular and systemic diseases, including cardiovascular, stroke, diabetes, Alzheimer’s, dementia, and Parkinson’s, at a fraction of the cost of existing methods.

These features enable patients and physicians to improve healthcare access to data and benefit patient care decisions. This cost-effective approach also expands the early detection of eye and health issues from specialized labs to thousands of locations, including hospitals, nursing homes, community care centers, schools, pharmacies, assisted living, walk-in clinics, doctors’ offices, ambulatory surgery centers, optical outlets, etc.

This system will also facilitate better drug development, by creating future research opportunities using new tools and artificial intelligence (AI) to see correlations and clinically significant learnings from the combined genetic data and optical images, that can enable new discoveries to improve patient care. These learnings and future intellectual property could be important benefits for the Company.

4) Pharmaceutical Therapies:

RetinalGenix is continuing to make progress in its planning/and guidance to move forward, via our contracted clinical resource organization, to conduct pharmaceutical clinical studies for our two products.

●	RTG-2023 for the treatment of dry age-related macular degeneration (dry AMD); and
●	RTG-2024 for the treatment of Alzheimer’s syndrome dementia.

For future clinical development of these products, the Company is pursuing potential collaborations and partnerships with pharmaceutical or other healthcare companies to support such clinical programs in the future.

Market Opportunity

Through the eye, we believe we can improve sight and overall health economically for patients with their care providers.

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

RetinalCamtm and Home/Remote Monitoring Market:

The US Target market consists of thousands of locations including hospitals, nursing homes, community care centers, schools, pharmacies, assisted living, walk-in clinics, doctors’ offices, ambulatory surgery centers, optical outlets, etc.

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

Drug Development market:

Age-Related macular degeneration - Market size:

There are two forms of Age-Related macular degeneration (AMD): wet and dry. The wet form is the leading cause of permanent central vision loss. The dry form can progress to the wet type if not monitored closely by a doctor. There are 18 million cases of dry AMD in the US. Most of those 18 million do not even know that they are at risk. 200 million people worldwide are estimated to have AMD, and by 2040, this number is projected to rise to close to 300 million. The current estimated global market size is $16.8 billion in 2025 with about $7.1 billion in North America.

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

According to the BrightFocus Foundation and JAMA Ophthalmology, approximately 20 million people in the United States have AMD, and nearly 1.5 million Americans have the advanced form (wet) of the disease. For the 18.5 million with dry AMD who can progress to wet AMD, understanding their genetic profiles may improve future clinical decisions.

Genetic Testing for Biomarkers

Through our DNA/GPS platform, we can assess millions of DNA snippets (a small portion of DNA associated with one or more genes or attributes) more rapidly than most current providers and at a significantly reduced cost.

The Company intends to offer DNA/RNA GPS™ laboratory home-use test kits to help evaluate a patient’s disease risk profile. The data from these test kits may be combined in our RetinalGenix Eye Care Anonymized AI database (RECADTM AI system) to provide a non-invasive and cost-effective way to assess disease risk. RetinalGeniX DNA/RNA/GPS™ laboratory home-use test kits will be available for purchase via clinician offices, direct-to-consumers and distributors.

The goal here is to facilitate better drug selection, analysis, and validation and enable the early detection of systemic diseases. Understanding the structure and function of DNA has helped accelerate the investigation of disease pathways, assess an individual’s genetic susceptibility to specific diseases, diagnose genetic disorders, and formulate new drugs. It is also critical to the identification of pathogens.

●	The analysis of retinal imaging provides a non-invasive and cost-effective way to evaluate a patient’s disease risk profile

●	The patient will update the database via an app, which includes current medical diagnosis, medications, illnesses, allergies, diet, and lifestyle. Medical history software application (in development).

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

Combined in our RetinalGenix Eye Care Anonymized AI database (RECADTM AI system), the genetic mapping and retinal imaging analyses is being designed to provide a non-invasive and cost-effective way to assess disease risk.

Therapeutic drugs:

Candidate RTG 2023 for Age-Related Macular Degeneration (Dry). There are no FDA-approved drugs to prophylactically treat or stop dry AMD.

Candidate RTG 2024 for Alzheimer’s syndrome: There are 11 Alzheimer FDA-approved solutions, three for disease modifying and eight for symptom management. The disease modifying category of products is expected to significantly grow in the coming years.

Many of our competitors have significantly greater financial resources and expertise in research and development, medical device development and obtaining regulatory approvals than us, as well as more established distribution networks and relationships with healthcare providers. Mergers and acquisitions in the ophthalmic medical technology industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified personnel, as well as in acquiring technologies complementary to our products.

Manufacturing and Distribution

In December 2025, the Company contracted with third-party optical engineering designing consultants to develop the RetinalGenixTM camera hardware. Development of these camera prototypes is expected to be available in 2026.

On June 24, 2021, we entered into an Amended and Restated Master Services Agreement (“Master Services Agreement”) with ADM Tronics Unlimited, Inc. (“ADM Tronics”), pursuant to which ADM Tronics will provide us with software design, engineer and provide regulatory services related to RetinalGeniXTM and RetinalCamTM. This agreement has been renewed in 2025 to support the ongoing new camera system development.

Avania Clinical has been contracted as the initial advisor for therapeutic drug development, specifically for the RTG-2023 and RTG-2024 product candidates. Additionally, we have formed an institutional review board to launch a 100-patient clinical study intended to validate the relative suitability of anti-VEGF ocular injection treatments for patient candidates with wet AMD.

Intellectual Property Portfolio

Our success depends in large part on our ability to protect our proprietary technologies and information, and to operate without infringing the proprietary rights of third parties. We intend to rely on a combination of patent, trade secret, trademark, and copyright laws, as well as confidentiality and other agreements, to establish and protect our proprietary rights. In addition, we rely on trade secrets, proprietary know-how, and continuing technological advances to develop and maintain our competitive position. Our goal is to obtain, maintain and enforce patent protection for our products, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties.

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

Government Regulations

Our business is subject to extensive, complex, and rapidly changing federal and state laws and regulations. Various federal and state agencies have discretion to issue regulations and interpret and enforce healthcare laws. While we believe we comply in all material respects with applicable healthcare laws and regulations, these regulations can vary significantly from jurisdiction, and interpretation of existing laws and regulations may change periodically. Federal and state legislatures also may enact various legislative proposals that could materially impact certain aspects of our business.

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

We intend to launch RetinalCamTM in 2027. We do not intend to apply for 510(k) clearance for RetinalGeniXTM because we do not believe such clearance is necessary.

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

Labeling and promotional activities are subject to scrutiny by the FDA and by the Federal Trade Commission. The FDA actively enforces regulations prohibiting marketing of products for unapproved uses. We and our products are also subject to a variety of state laws and regulations in those states or localities where our products will be marketed. Any applicable state or local regulations may hinder our ability to market our products in those states or localities. Manufacturers are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may be required to incur significant costs to comply with such laws and regulations now or in the future. Such laws or regulations may have a material adverse effect upon our ability to do business.

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

Healthcare Reform

The U.S. government and other governments have shown significant interest in pursuing continued healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. Changes in applicable laws, rules, and regulations or the interpretation of existing laws, rules, and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of its business. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

In August 2022, the Inflation Reduction Act (“IRA”) was enacted, which, among other things, requires the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or D drugs will be selected. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions have been, and may continue to be, subject to legal challenges. Although full economic effect of the IRA on our business and the pharmaceutical industry in general is unknown at this time, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. Similarly, the adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also reduce our profitability. We expect pricing pressures will continue globally.

Additionally, on April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory Most-Favored-Nation demonstration models under Medicare Parts B and D, respectively. If these rules or other Most-Favored-Nation pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs whose prices were reduced as a result of Most-Favored-Nation pricing initiatives.

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities.

Employees-Human Capital

As of December 31, 2025, we had no employees. We utilize a certain portion of Sanovas’ sole employee (Jerry Katzman) for our business and are allocated the proportion of payroll costs applicable to such usage from Sanovas. In addition, we utilize the services of other consultants.

Effective January 1, 2026, M. Cory Zwerling was appointed as Chief Financial Officer and Interim Chief Operating Officer. In March 2026, Mr. Zwerling resigned.

Properties

In September 2024, the Company entered into an office suite lease. The term of the lease is for a period of 12 months. The Lease auto-renews for an additional 2 years, unless the Owner is notified. The Company intends to renew the lease. The payments under the lease commence at $650 per month and escalates to $690 per month over the three years.

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

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Risk Related to our Financial Position and Need for Capital

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in November 2017, have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. To date, we have not designed a product that is ready for commercialization. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the years ended December 31, 2025 and December 31, 2024 were $2,428,595 and $4,320,827, respectively, and our accumulated deficit as of December 31, 2025 and December 31, 2024 was $17,858,617 and $15,430,022, respectively. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We will need to continue to seek capital from time to time to continue development of our products and we cannot provide any assurances that any revenues they may generate in the future will be sufficient to fund our ongoing operations. We believe that we will need to raise substantial additional capital to fund our continuing operations and the development and commercialization of our products. We anticipate that we will need approximately an additional $7,000,000 to (i) complete product design and testing for the RetinalGeniXTM and RetinalCamTM and submit RetinalGeniXTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; Pearl IRB anti-VEGF blood draw study, and (iii) build the infrastructure for our sustained growth.

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

As of December 31, 2025, we had cash of $14,774. In addition, as of December 31, 2025, we had liabilities of $2,323,652. As of the date of this report, we do not have adequate resources to fund our operations for the next twelve months without advances from affiliates or any future capital raising transactions. In fact, as of December 31, 2025, we only had enough cash to run our operations for the next few weeks. Although our current private placement is still open, we have not yet sold any securities subsequent to December 31, 2025.

We will need to raise additional funding to complete the development of our products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2025 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

We have incurred losses every year and expect to continue to incur increased expenses. Our net losses for the year ended December 31, 2025 and December 31, 2024 were $2,428,595 and $4,320,827, respectively, and our accumulated deficit as of December 31, 2025 and December 31, 2024 was $17,858,617 and $15,430,022, respectively. We anticipate that we will need approximately an additional $7,000,000 to (i) complete product design and testing for the RetinalGeniXTM and RetinalCamTM and submit RetinalGeniXTM for FDA clearance (we anticipate that the RetinalCamTM will not require FDA clearance); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; Pearl IRB anti-VEGF blood draw study, and (iii) build the infrastructure for our sustained growth. We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all.

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

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of December 31, 2025 as a result of a material weakness in our internal controls due to the lack of segregation of duties. While management is working to remediate the material weakness, it lacks the funding to remediate the weakness which requires hiring of additional personnel. Furthermore, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

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

We rely on third-party suppliers to provide us with components that will be used in the products we are developing. For example, we rely on third-party suppliers to provide us with sensors which will be used in both RetinalGeniXTM and RetinalCamTM. Relying on third-party suppliers makes us vulnerable to component part failures or obsolescence and interruptions in supply including, but not limited to, as a result of war or pandemics, either of which could impair our ability to develop our products in a timely manner. Vendor lead times to supply us with ordered components vary significantly and can exceed three months or more. We cannot be sure that our suppliers will furnish us required components when we need them or be able to provide us with sufficient components to support the development and manufacture of our products.

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

Our future operations and successes depend in large part upon the strength of our management team. We rely heavily on the continued service of Jerry Katzman, our President and Chief Executive Officer. We do not have an insurance policy on Dr. Katzman’s life; and we do not have “key person” life insurance policies for any of our other officers or advisors. Accordingly, if Dr. Katzman terminates his employment with us or is incapacitated or unable to perform his services, such a departure or inability to perform his services is expected to have a material adverse effect on our business. Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified financial, managerial, technical and regulatory personnel. There can be no assurance that these professionals will be available in the market, or that we will be able to retain existing professionals or to meet or to continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and workforce could adversely affect our ability to operate, grow and manage our business.

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

Continuing concerns over U.S. health care reform legislation and energy costs, geopolitical issues, including those in Eastern Europe, the availability and cost of credit and government stimulus programs in the United States and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence and high unemployment, precipitated an economic slowdown and recession and stagnant economy for more than a decade. Additionally, political changes in the U.S. and elsewhere in the world have created a level of uncertainty in the markets. If the economic climate does not improve or deteriorate, our business, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the United States or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the United States and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition and results of operations.

In addition, the global macroeconomic environment could be negatively affected by, among other things, pandemics or epidemics, instability in global economic markets, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the withdrawal of the United Kingdom from the European Union, the Russian invasion of Ukraine, the war in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

We may be subject to competition despite the existence of intellectual property we license or may, in the future, own. We can give no assurances that our intellectual property claims will be sufficient to prevent third parties from designing around patents we license, or may in the future own, or developing and commercializing competitive products. The existence of competitive products that avoid our intellectual property rights could materially adversely affect our operating results and financial condition. Furthermore, limitations, or perceived limitations, in our intellectual property rights may limit the interest of third parties to partner, collaborate or otherwise transact with us, if third parties perceive a higher than acceptable risk to commercialization of our products.

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

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop the infringement of our future patents, or those that we license from our licensors, or the misappropriation of our other intellectual property rights. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

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

Healthcare reform measures could hinder or prevent the commercial success of our product candidates.

The U.S. government and other governments have shown significant interest in pursuing continued healthcare reform. Any government-adopted reform measures could adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. Changes in applicable laws, rules, and regulations or the interpretation of existing laws, rules, and regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of its business. The continuing efforts of the U.S. and foreign governments, insurance companies, managed care organizations and other payors of health care services to contain or reduce health care costs may adversely affect our ability to set prices for our products which we believe are fair, and our ability to generate revenues and achieve and maintain profitability.

In August 2022, the Inflation Reduction Act (“IRA”) was enacted, which, among other things, requires the U.S. Department of Health and Human Services (“HHS”) to directly negotiate the selling price of a statutorily specified number of drugs and biologics each year that CMS reimburses under Medicare Part B and Part D. The negotiated price may not exceed a statutory ceiling price. Only high-expenditure single-source biologics that have been approved for at least 11 years (seven years for single-source drugs) are eligible to be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D products in 2023, negotiations began in 2024, and the negotiated maximum fair price for each product has been announced. In addition, CMS has selected and announced the negotiated maximum fair price for 15 additional Medicare Part D drugs which will become effective in 2027. For 2028, CMS has selected an additional 15 drugs, comprised of drugs covered under Medicare Part D and, for the first time, drugs payable under Medicare Part B. For 2029 and subsequent years, 20 Part B or D drugs will be selected. The negotiated prices have represented, and will continue to represent, a significant discount from average prices to wholesalers and direct purchasers. The IRA also imposes rebates on Medicare Part B and Part D drugs whose prices have increased at a rate greater than the rate of inflation, and in 2024, CMS finalized regulations for the Medicare Part B and Part D inflation rebates. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. These provisions have been, and may continue to be, subject to legal challenges. Although full economic effect of the IRA on our business and the pharmaceutical industry in general is unknown at this time, it will likely have a significant impact on the pharmaceutical industry and the pricing of our products and product candidates. Similarly, the adoption of restrictive price controls in new jurisdictions, more restrictive controls in existing jurisdictions or the failure to obtain or maintain timely or adequate pricing could also reduce our profitability. We expect pricing pressures will continue globally.

Additionally, on April 15, 2025, the Trump Administration published Executive Order 14273, “Lowering Drug Prices by Once Again Putting Americans First,” which generally directs the federal government to take measures to reduce drug prices. On May 12, 2025, the Trump Administration published Executive Order 14297, “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients” which generally, among other things, directs the federal government to establish and communicate most-favored-nation price targets to pharmaceutical manufacturers to bring prices for American patients in line with comparably developed nations. Further, the Executive Order directs the federal government to support regulatory paths to allow direct-to-patient sales for companies that meet these targets. It also states that the administration will take additional aggressive action (for example, examining whether marketing approvals should be modified or rescinded or opening the door for individual drug importation waivers) should manufacturers fail to offer American consumers the most-favored-nation lowest price. It also directs the Secretary of Commerce and the U.S. Trade Representative to “take all necessary and appropriate action to ensure foreign countries are not engaged in any act, policy, or practice that may be unreasonable or discriminatory or that may impair United States national security including by suppressing the price of pharmaceutical products below fair market value in foreign countries.” Recently, on December 23, 2025, CMS issued proposed regulations to establish, under the Center for Medicare and Medicaid Innovation, two mandatory Most-Favored-Nation demonstration models under Medicare Parts B and D, respectively. If these rules or other Most-Favored-Nation pricing rules are finalized, they are likely to reduce prices of at least some drugs in the United States, if they are also sold in comparator countries. Even if we do not market drugs in such countries, we will be indirectly affected if our drugs competed with drugs whose prices were reduced as a result of Most-Favored-Nation pricing initiatives.

In addition, at the state level, legislatures have increasingly passed legislation and implemented regulations similar to those under consideration at the federal level, as well as laws designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, restrictions or other limitations on patient assistance, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing. Certain states are also pursuing cost containment efforts through Prescription Drug Affordability Boards (“PDABs”) and similar entities.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions, that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing, may limit our potential revenue, and we may need to revise our research and development programs. The pricing and reimbursement environment may change in the future and become more challenging due to several reasons, including policies advanced by the current executive administration in the United States, new healthcare legislation or fiscal challenges faced by government health administration authorities. Specifically, in both the United States and some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the health care system in ways that could affect our ability to sell our products profitably.

We are subject to stringent domestic and foreign medical device regulations and any unfavorable regulatory action may materially and adversely affect our financial condition and business operations.

Our product candidates, development activities and manufacturing processes are subject to extensive and rigorous regulation by numerous government agencies, including the FDA and comparable foreign agencies. To varying degrees, each of these agencies monitors and enforces our compliance with laws and regulations governing the development, testing, manufacturing, labeling, marketing, distribution, and the safety and effectiveness of our medical devices. The process of obtaining marketing approval or clearance from the FDA and comparable foreign bodies for new products, or for enhancements, expansion of the indications or modifications to existing products, could:

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

A prolonged U.S. federal government shutdown could materially and adversely affect our business and operations.

Any disruption in the operations of the U.S. government, including as a result of the recent or future temporary or prolonged shutdowns resulting from the failure of Congress to enact appropriations bills or raise the federal debt ceiling, could materially and adversely affect our business, operations and financial condition. Recently, beginning on October 1, 2025, the U.S. federal government shut down and remained shut down through November 12, 2025, and again beginning on January 31, 2026 through February 3, 2026, during which times certain regulatory agencies, such as the FDA and the SEC, furloughed critical employees and stopped critical activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the federal government shutdown, which resulted in the suspension or delay of various government-funded programs. Furthermore, the recent federal government shutdown has resulted, and may continue for a prolonged period of time to result, in reduced availability of government services, and suspension or delay of activities by key agencies that regulate, fund, or interact with our business, including the SEC, the FDA, the Department of Health and Human Services, and the U.S. Patent and Trademark Office. As a result, the review and approval of our filings, applications, and submissions could be delayed, and we may be unable to access or rely upon certain government data or systems. In particular, it may lead to disruptions and delays in FDA’s review and oversight of our product candidates and impact the FDA’s ability to provide timely feedback on our development program or pending applications.

Additionally, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the recent U.S. federal government shutdowns, it would not review or declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

Government shutdowns, if prolonged, can significantly impact the ability of government agencies upon which rely, such as the FDA and SEC, to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Even the threat of a government shutdown or prolonged budget negotiation uncertainty may adversely affect the broader U.S. economy, investor confidence, and capital markets. Such conditions could negatively impact our access to financing, timing of capital-raising transactions, and the liquidity or trading volume of our securities. Accordingly, the current or future federal government shutdowns, or uncertainty regarding the continuity of government operations, could have a material adverse effect on our business, results of operations, and stock price.

The pausing or termination of government grants by the United States government could have a major effect on the pharmaceutical industry, and as a result, our operations and prospects.

In January 2025, a memo issued by the Office of Management and Budget, had disclosed a freeze on federal loans and grants. That memo has since been rescinded; however, future memos, executive orders or other actions by the government could result in the freeze of existing or new grants, or the termination of previously approved grants. Such actions could have a material adverse effect on the pharmaceutical industry as a whole, a portion of which relies on governmental grants, and as a result, on the Company’s operations and prospects.

Inadequate funding, government shutdowns, workforce reductions or other policy changes affecting the FDA, the SEC or other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Our business depends on timely interactions with the FDA, including the review of regulatory submissions, scheduling of formal meetings, and oversight of clinical trials. Disruptions at the FDA and other federal agencies, including substantial leadership departures, personnel cuts, policy changes and those related to the federal government shutdown, may result in reduced staffing or suspension of non-essential FDA operations, which could delay or cancel meetings with the FDA, hinder regulatory guidance, cause delays in the implementation or enforcement of regulatory requirements in a timely fashion or at all, and postpone the review of IND applications, NDAs, and BLAs. These disruptions may also affect the initiation, conduct, and monitoring of clinical trials, particularly those requiring FDA authorization or ongoing regulatory engagement. Interruptions in FDA activities could materially delay our development timelines, increase operational costs, and adversely impact our ability to complete our ongoing and planned clinical trials and to advance product candidates toward approval and commercialization. Any such delays or uncertainties may have a significant negative effect on our business, financial condition, and results of operations.

In addition, government funding of the FDA, SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable, and spending allocation priorities may undergo significant changes through congressional budgeting and appropriations processes. Disruptions at the FDA and other agencies may also extend the time necessary for new drugs to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough employees, experience substantial funding cuts and pause or delay critical activities. If a prolonged government shutdown occurs, it could, for example, significantly impact the ability of (i) the FDA and/or the USPTO to review and process regulatory submissions in a timely matter, and (ii) the National Institutes of Health (“NIH”) to conduct research or provide grants, all of which could have a material adverse effect on our business.

In addition, future government shutdowns could impact our ability to obtain necessary capital in order to properly capitalize and continue our operations. During such shutdowns, while the SEC’s EDGAR system remains operational, the unavailability of the SEC staff to review filings, issue and resolve comments, or declare registration statements effective may delay our ability to complete public offerings and obtain timely regulatory approvals. These delays could impact our access to capital markets, hinder strategic transactions, and create uncertainty around our disclosure obligations. Additionally, the lack of interpretive guidance or exemptive relief during a shutdown may increase legal and compliance risks.

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

As of April 15, 2026, our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 79% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

We are an “emerging growth company” and are able to avail ourselves of reduced disclosure requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

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

As a publicly traded company we will incur significant additional legal, accounting and other expenses that we did not incur as a private company. The obligations of being a public company in the U.S. require significant expenditures and will place significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation, among other potential problems.

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

	High	Low
2025
Quarter ended December 31	$4.01	$3.20
Quarter ended September 30	$5.02	$3.54
Quarter ended June 30	$5.02	$2.01
Quarter ended March 31	$6.36	$0.01

2024
Quarter ended December 31	$1.62	$0.25
Quarter ended September 30	$1.60	$1.50
Quarter ended June 30	$1.50	$1.00
Quarter ended March 31	$3.50	$1.00

Shareholders

As of March 31, 2026, there were 120 stockholders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Recent Sales of Unregistered Securities

We did not sell any equity securities during the year ended December 31, 2025 or subsequent thereto in any transactions that were not registered under the Securities Act other than as disclosed in our prior filings with the SEC and as set forth below.

We commenced a private placement of common stock in 2024 at $2.25 per share. During the year ended December 31, 2025, the Company sold 232,444 of its common stock at $2.25 per share for gross proceeds of $548,000, including $125,000 which was recorded as a stock subscription receivable at December 31, 2025, and was received in January 2026. During 2024, we issued 290,262 shares of common stock and raised approximately $653,000, including $150,000 which was recorded as a stock subscription receivable at December 31, 2024 and was received in January 2025. There can be no assurance that we will be able to raise capital when needed.

The issuances were exempt from registration under Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We are an ophthalmic research and development company focused on developing technologies to screen, monitor, diagnose and treat eye health (ophthalmic, optical, and sight-threatening disorders) and facilitating the early detection and treatment of multiple systemic diseases through a combination of therapeutic medications and medical device technologies, while empowering patients and their clinicians with secure personal healthcare information.

Our mission is to prevent vision loss and blindness due to diabetic retinopathy and maculopathy, including the leading cause of retinal blindness (age related macula degeneration the dry and wet type).

We are actively pursuing our mission to prevent vision loss and blindness due to ocular diseases, including diabetic retinopathy and maculopathy, in ourfirst two devices:

1.	Retinal Imaging Screening Device, a portable, retinal imaging system providing a wide field of view without requiring pupil dilation; and

2.	RetinalCamTM, an in-home/remote location patient-activated monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7 and does not require dilation of the consumer’s pupil.

We intend to launch RetinalCamTM in the second half of 2026.

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

Our wholly owned subsidiary, DNA/GPS Inc., through pharmacogenetic mapping and testing is linking high resolution retinal imaging to retinal and systemic disease biomarkers to enable the discovery and treatment of sight-threatening and systemic diseases using our proprietary high resolution retinal imaging device. This genetic testing can also lead to drug re-purposing (i.e., new uses of previous drugs now off patent based on genetics).

We are developing a secure and interoperable database system for genetic information and images controlled by patients for use with their physicians, the RetinalGenix Eye Care Anonymized AI database (RECADTM AI system). This database will combine pharmacogenetic mapping capabilities with our retinal imaging capabilities on a secure information system controlled by the patient (like a patient electronic health record), who can share information with their selected physicians.

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

We anticipate that we will need approximately an additional $7,000,000 to (i) complete and sell genetic testing products with our DNA/GPS mapping technology; (ii) complete the product design and testing for the RetinalCam; (iii) develop and advance the networking agreements with various service optical and clinical networking groups; and (iv) create and test our RetinalGenix Eye Care Anonymized AI database (RECAD AI system). We intend to obtain such funds through the sales of our equity and debt securities and/or through potential strategic partnerships; however, no assurance can be provided that funds will be available to us on acceptable terms, if at all. We do not expect that the RetinalCam will require FDA approval.

We expect to generate revenues in the future from the sale of DNA/GPS’ laboratory developed consumer test kits. We do not expect to generate any revenues from sales of the RetinalCam or the Patient Informational database (RECAD AI system), until we successfully complete their development. In addition, we expect to incur additional costs associated with operating as a public company, including significant legal, accounting, investor relations, compliance and other expenses.

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

We commenced a private placement of common stock in 2024 at $2.25 per share. During the year ended December 31, 2025, the Company sold 232,444 of its common stock at $2.25 per share for gross proceeds of $548,000, including $125,000 which was recorded as a stock subscription receivable at December 31, 2025, and was received in January 2026. During 2024, we issued 290,262 shares of common stock and raised approximately $653,000, including $150,000 which was recorded as a stock subscription receivable at December 31, 2024 and received in January 2025. There can be no assurance that we will be able to raise capital when needed.

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

Interest Expense

Interest expense is principally the coupon interest rate charged on loans from stockholders.

Results of Operations

Comparison of the year ended December 31, 2025 and 2024

The following table sets forth key components of our results of operations for the years ended December 31, 2025 and 2024.

	For the year ended
	December 31,
	2025	2024	Change	% Change

Revenues	$-	$-	$-
Expenses
General and administrative	1,300,956	1,333,930	(32,974)	(2)%
Research and development	83,040	373,271	(290,231)	(78)%
Stock-based compensation	1,040,594	2,609,786	(1,569,192)	(60)%

Total Expenses	2,424,590	4,316,987	(1,892,397)	(44)%

Interest expense, net	4,005	3,840	165	4%

Net Loss	$(2,428,595)	$(4,320,827)	$(1,892,232)	(44)%

Revenues

We did not recognize revenues for the years ended December 31, 2025 and 2024.

Research and Development Expenses

	For the year ended
	December 31,
	2025	2024

Direct costs	$83,040	$348,971
Allocated costs from Sanovas	-	24,300
Total Research and Development expenses	$83,040	$373,271

Research and development expenses decreased by $290,231, or 78%, to $83,040 for the year ended December 31, 2025 from $373,271 for the year ended December 31, 2024. The decrease was primarily the result of a decrease in engineering and technology consultants, and pilot manufacturing costs due to a lack of funds.

Stock Based Compensation Expenses

Stock-based compensation expenses decreased by $1,569,192 or 60%, to $1,040,594 for the year ended December 31, 2025 from $2,609,786 for the year ended December 31, 2024. The decrease was primarily due to the recognition of expense for warrants issued in the first quarter of 2024, of which a significant portion was vested immediately. During 2025, there were a lesser amount of warrants issued as compared to 2024.

General and Administrative Expenses

	For the year ended
	December 31,
	2025	2024

Direct costs	$639,456	$703,930
Allocated costs from Sanovas	661,500	630,000
Total general and administrative expenses	$1,300,956	$1,333,930

General and administrative expenses decreased by $32,974 or 3%, to $1,300,956 for the year ended December 31, 2025 from $1,333,930 for the year ended December 31, 2024. Administrative costs consisting of costs related to the executive from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business, and increased by approximately $31,000 over the 2024 levels. Salaries allocated to the Company from Sanovas increased in 2025 since the majority of time spent by Sanovas’ sole employee were on Company activities, and such employee received a contractual salary increase. Other administrative expenses, specifically legal, fund-raising activities and listing related expenses were lower in 2025 as we had more less opportunities at that time, and less funding to procure certain operations.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the year ended December 31, 2025, we received $398,000 (net of $125,000 for stock subscribed in 2025 and paid in 2026) from the sale of common stock pursuant to a private placement and $150,000 pursuant to proceeds from a stock subscription receivable from 2024 that was paid in 2025. As of December 31, 2025, we had cash of $14,774 and liabilities of $2,379,244. As of the date of this report, we do not have adequate resources to fund our operations beyond April 2026 without considering any future capital raising transactions. In fact, the cash held on December 31, 2025 is expected to fund operations only for a few weeks. Although our current private placement is still open, we have not yet sold any securities after December 31, 2025.

We anticipate that we will need approximately an additional $7,000,000 in operating capital to (i) complete product design and testing for RetinalGenixTM and RetinalCamTM and submit RetinalGenixTM for FDA approval (we anticipate that the RetinalCamTM will not require FDA approval); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; and (iii) build the infrastructure for our sustained growth. We do not expect to generate any revenues from product sales unless and until we successfully complete development of RetinalGenixTM and RetinalCamTM and obtain regulatory approval for RetinalGenixTM. We will also require additional operating capital as a result of us operating as a public company, including for legal, accounting, investor relations, compliance and other expenses.

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

Cash Flow Activities for the year ended December 31, 2025 and 2024

The following table sets forth a summary of our cash flows for the periods presented:

	For the year ended
	December 31,
	2025	2024

Net cash used in operating activities	$(558,350)	$(741,936)
Net cash provided by financing activities	567,064	747,996

Net increase in cash	8,714	6,060
Cash at beginning of the period	6,060	0
Cash at end of the period	$14,774	$6,060

Operating Activities

Net cash used in operating activities was $558,350 for the year ended December 31, 2025. The cash flow used in operating activities in 2025 was principally driven by the net loss of $2,428,595 offset in part by non-cash stock-based compensation expense of $1,040,594. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $661,500 during the year ended December 31, 2025. Accounts payable increased by $162,680.

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

Financing Activities

Net cash provided by financing activities was $567,064 and $747,996 during the year ended December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, we received approximately $398,000 from the sale of common stock pursuant to a private placement and $150,000 pursuant to proceeds from the stock subscription receivable from 2024.

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

Implications of Being a Smaller Reporting Company

We are a “smaller reporting company”, as defined in Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will cease to be a smaller reporting company if we have (i) more than $250 million in market value of our shares held by non-affiliates as of the last business day of our most recently completed second fiscal quarter or (ii) more than $100 million of annual revenues in our most recent fiscal year completed before the last business day of our second fiscal quarter and a market value of our shares held by non-affiliates more than $700 million as of the last business day of our second fiscal quarter.

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

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of RetinalGenix Technologies Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of RetinalGenix Technologies Inc. and Subsidiary (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two year period ended December 31, 2025, and the related notes to the consolidated financial statements (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations, and its cash flows for each of the years in the two year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Garden City, New York

April 15, 2026

PCAOB ID No. 473

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash	$14,774	$6,060
Total Current Assets	14,774	6,060

Equipment, net of accumulated depreciation of $307 and $251 at December 31, 2025 and 2024, respectively	-	56
Operating lease right-of-use asset	4,272	6,835
Security deposit	1,995	1,995

TOTAL ASSETS	$21,041	$14,946
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,084,763	$922,083
Due to Sanovas	674,842	15,709
Due to related parties	489,224	467,793
Shareholders’ notes payable	49,000	49,000
Lease liability – short term portion	2,860	988
Accrued interest payable	19,279	15,439
Total Current Liabilities	2,319,968	1,471,012
Lease liability – long term portion	3,684	6,544
Total liabilities	2,323,652	1,477,556
Commitments and contingencies
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at December 31, 2025 and December 31, 2024	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 18,754,739 and 18,522,295 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,875	1,852
Additional paid in capital	15,679,131	14,115,560
Stock subscription receivable	(125,000)	(150,000)
Accumulated deficit	(17,858,617)	(15,430,022)
Total Stockholders’ Deficit	(2,302,611)	(1,462,610)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,041	$14,946

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2025	2024

Revenues	$-	$-
Operating expenses:
General and administrative	1,300,956	1,333,930
Research and development	83,040	373,271
Stock-based compensation	1,040,594	2,609,786

Total operating expenses	2,424,590	4,316,987

Interest expense, net	4,005	3,840

Net loss	$(2,428,595)	$(4,320,827)

Net loss per share - basic and diluted	$(0.13)	$(0.24)

Weighted average number of common shares outstanding during the period- basic and diluted	18,562,592	17,940,639

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common shares	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Deficit
Balance as at December 31, 2024	18,522,295	$1,852	$14,115,560	$(150,000)	$(15,430,022)	$(1,462,610)
Stock-based compensation expense	-	-	1,040,594	-	-	1,040,594

Collection of stock subscription receivable	-	-	-	150,000	-	150,000

Shares sold to investors	176,889	18	397,982	-	-	398,000
Stock subscribed by investors	55,555	5	124,995	(125,000)
Net loss	-	-	-		(2,428,595)	(2,428,595)
Balance as at December 31, 2025	18,754,739	$1,875	$15,679,131	(125,000)	$(17,858,617)	$(2,302,611)

Balance as at December 31, 2023	17,635,478	$1,764	$9,701,774		$(11,109,195)	$(1,405,657)

Exercise of stock options	170,000	17	209,983		-	210,000

Settlement of account payable through issuance of common stock	75,000	7	149,993		-	150,000
Retirement of due to Sanovas through the issuance of shares of common stock to Sanovas Ophthalmology LLC	296,000	30	665,970			666,000
Stock-based compensation expense	-	-	2,609,786		-	2,609,786
Stock issued to vendor	55,555	6	124,994			125,000

Shares sold to investors	223,595	22	503,066		-	503,088
Stock subscribed by investors	66,667	6	149,994	(150,000)		-
Net loss					(4,320,827)	(4,320,827)
Balance as at December 31, 2024	18,522,295	$1,852	$14,115,560	$(150,000)	$(15,430,022)	$(1,462,610)

The accompanying notes are an integral part of these consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2025	2024
Cash Flows From (Used In) Operating Activities
Net loss	$(2,428,595)	$(4,320,827)
Adjustments to reconcile net loss to net cash (used in) operating activities
Non-cash items:
Stock-based compensation expense	1,040,594	2,609,786
Depreciation expense	56	100
Stock issued for services provided		125,000
Amortization of right of use asset	2,563	854
Expenses allocated by Sanovas on behalf of Company	661,500	654,300
Changes in operating assets and liabilities:
Increase in accounts payable and accrued liabilities	162,680	187,163
Payment of lease liability	(988)	(157)
(Increase) in security deposit	-	(1,995)
Increase in accrued interest	3,840	3,840
Total adjustments	1,870,245	3,578,891
Net cash (used in) operating activities	(558,350)	(741,936)

Cash Flows From Financing Activities
Proceeds from collection of stock subscription receivable	150,000	-
Proceeds from sale of common stock	398,000	503,088
Proceeds from exercise of stock options and warrants	-	210,000
Advances from related parties, net	19,064	34,908
Net cash provided by financing activities	567,064	747,996
Net increase in cash	8,714	6,060
Cash at beginning of period	6,060	0
Cash at end of period	$14,774	$6,060

Supplemental information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Operating Lease – at inception	$-	$7,689
Retirement of due to Sanovas through the issuance of common stock to Sanovas Ophthalmology LLC (Note C)		$666,000
Settlement of account payable through the issuance of common stock	$-	$150,000

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

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $17,900,000 at December 31, 2025. As of December 31, 2025, the Company had liabilities of approximately $2,300,000, a significant portion of which is with related parties. The Company has minimal cash at December 31, 2025, and remains dependent on related parties for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company is in discussions with investment bankers and individual investors with respect to raising additional capital for the Company and potentially up-listing to Nasdaq exchange.

Sanovas has paid a significant portion of the Company’s operating expenses through December 2025, and was owed approximately $675,000 as of December 31, 2025 by the Company. During 2025, the Company sold 232,444 shares of common stock at $2.25 per share raising gross proceeds of $523,000, including $125,000 of stock subscribed for in 2025 and paid in 2026. During 2024, the Company sold 290,262 shares of common stock at $2.25 per share raising gross proceeds of $628,088, including $150,000 of stock subscribed for in 2024 and paid in 2025. The Company issued 296,000 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 in the fourth quarter of 2024. In 2024, the Company also issued 75,000 shares of its common stock as settlement of an account payable of $150,000 due to a vendor and issued 55,555 shares of its common stock in the fourth quarter of 2024 valued at $125,000 to a vendor for investor relation services.

As of the date of this report, the Company does not have adequate resources to fund its operations through April 2027 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

4. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the years ended December 31, 2025 and 2024, the Company did not have any tax expenses due to its losses, and at December 31, 2025 and 2024 all deferred tax assets were fully reserved.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at December 31, 2025 or 2024. The Company’s policy is to expense any penalties and interest associated with this topic. At December 31, 2025 and 2024, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC 260, Earnings Per Share (“EPS”). Under the provisions of ASC 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a net loss during the years ended December 31, 2025 and 2024, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the year ended December 31, 2025 are stock options to purchase 780,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock and warrants to purchase 1,800,000 shares of common stock.

Potentially dilutive securities not included in the computation of loss per share for the year ended December 31, 2024, include stock options to purchase 2,415,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 1,650,000 shares of common stock.

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

9. Leases

The Company determines if an arrangement is an operating or capital lease at inception. At December 31, 2025 and 2024, the Company had an operating lease for an office suite (see Note H) and no financing leases.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which specifies additional disclosure requirements. The new guidance requires additional disclosures, including the composition of certain income expense line items (such as purchases of inventory, employee compensation, and “other expenses”) and a separate disclosure for selling expenses. This change is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, however, early adoption is permitted. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on the consolidated financial statements and disclosures and anticipates disclosing any impact of the adoption in the annual report on Form 10-K for the fiscal year ended December 31, 2027.

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 in 2025, with prospective application. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures related to significant segment expenses. The Company has adopted the provisions of ASU 2023-07 for the year ended December 31, 2025, but there was no significant impact as the company operates in only segment.

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

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $662,000 and $630,000 in costs related to an officer of the Company, whose salary is through an employment agreement with Sanovas, in the years ending December 31, 2025 and 2024, respectively.

The following summarizes the transactions between the Company and Sanovas for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,	December 31,
	2025	2024

Balance due to Sanovas – beginning of period	$15,709	$2,760

Costs of Sanovas allocated to the Company	661,500	654,300
Retirement of due to Sanovas through the issuance of shares to Sanovas Ophthalmology	-	(666,000)
Cash advances from Sanovas to the Company, net	(2,367)	24,649

Balance due to Sanovas - end of period	$674,842	$15,709

The Company issued 296,000 shares of its common stock to Sanovas to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 in December 2024. No such offset occurred during the year ended December 31, 2025.

Sublicense

On September 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through December 31, 2025 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and other related parties advanced funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At December 31, 2025 and 2024, the Company had received an aggregate of $489,224 and $467,793, respectively, pursuant to such advances.

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

On November 21, 2021, the Company’s Board of Directors adopted a resolution to rescind the 3,000,000 shares of Series F preferred stock purported to be issued to Halo for lack of contract consideration. The Company recorded this action into its accounts in the fourth quarter of 2021. On April 2, 2024, the Court of Chancery of the State of Delaware issued an order in the Delaware Action voiding and cancelling the 3,000,000 shares of Series F preferred stock issued to Halo and Mr. Gerrans’ rights to any equity securities in the Company.

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

During the year ended December 31, 2025, the Company sold 176,889 of its common stock at $2.25 per share for proceeds of $398,000. Also in 2025, two investors subscribed for the purchase of an aggregate of 55,555 shares under the same offering for a total of $125,000 which was recorded as a stock subscription receivable at December 31, 2025, and was received in January 2026.

Preferred Stock

As of December 31, 2025 and 2024, there were 3,000,000 shares of preferred stock designated as Series F preferred stock. There are no shares of Series F preferred stock outstanding at December 31, 2025 or 2024.

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

The Company recognized $54,734 and $391,954 of stock-based compensation expense during the years ended December 31, 2025 and 2024, respectively, related to stock options which is included in the accompanying consolidated statements of operations. As of December 31, 2025, there was no unrecognized compensation expense related to non-vested stock options granted under the Plan.

At December 31, 2025, there were 7,290,000 shares available to be issued under the Plan. The intrinsic value of such outstanding and vested stock options is approximately $427,000 at December 31, 2025. The following table summarizes stock option activity of the Plan through December 31, 2025:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2023	2,585,000	$1.23
Granted	50,000	3.00
Canceled	-	-
Expired	(50,000)	-
Exercised	(170,000)	1.24
Options outstanding – December 31, 2024	2,415,000	$1.27
Granted	-	-
Canceled	-	-
Expired	(1,635,000)	1.00
Exercised	-	-
Options outstanding – December 31, 2025	780,000	$1.72

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of December 31, 2025 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at December 31, 2025
$1.00	500,000	6.0 Years	500,000
3.00	280,000	2.0 Years	280,000
	780,000		780,000

The fair value of each option grant was estimated on the date of grant to be $2.11 per share using the Black-Scholes option-pricing model with the following assumption weighted-average in 2024:

Risk-free interest rates	3.08%
Expected life in years	5.0
Expected volatility	90%
Expected dividend yield	0%
Fair value of common stock	$2.25

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

During the year ended December 31, 2025, the Company issued 1) warrants to purchase 100,000 shares of common stock to two consultants at an exercise price of $3.00 per share, with 50,000 vesting immediately and 50,000 vesting over one year, and 2) warrants to purchase 50,000 shares of common stock to a consultant pursuant to a Consulting Agreement at an exercise price of $3.20 per share, all of which vested immediately. The Consulting Agreement also provided for additional warrants to purchase 100,000 shares of common stock which were potentially issuable in the future pursuant to certain milestones, but the Consulting Agreement with the consultant was terminated by mutual agreement prior to issuance of the additional warrants.

The following table summarizes warrant activity of the Plan through December 31, 2025:

	Warrants Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2023	150,000	$1.10
Granted	1,550,000	3.00
Canceled	-	-
Forfeited	(50,000)	3.00
Exercised	-	-
Options outstanding – December 31, 2024	1,650,000	$2.83
Granted	150,000	3.12
Canceled	-	-
Forfeited	-	-
Exercised	-	-
Options outstanding – December 31, 2025	1,800,000	$2.85

Additional information regarding the warrants outstanding as of December 31, 2025 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.10	150,000	2.6 Years	150,000
$3.00	1,600,000	8.4 Years	1,058,333
$3.20	50,000	3.0 years	50,000
	1,800,000		1,258,333

The fair value of such warrants was estimated on the date of grant to be $1.19 and $1.97 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2025 and 2024, respectively:

	2025	2024
Risk-free interest rates	4.22%	3.14%
Expected life in years	3.0	5.0
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Fair value of common stock	$2.25	$3.00

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

The Company recognized stock-based compensation expense of $985,860 and $2,217,832 in the year ended December 31, 2025 and 2024, respectively, related to warrants which is included in the accompanying consolidated statements of operations. At December 31, 2025, there is approximately $210,000 remaining compensation expense to be recognized related to such warrants. That cost is expected to be recognized over a weighted-average period of approximately 0.5 years.

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2026 under the same terms. At December 31, 2025 and 2024, $49,000 remained outstanding. Interest expense amounted to $3,840 for each of the years ended December 31, 2025 and 2024. The accrued interest payable at December 31, 2025 and 2024 was $19,279 and $15,439, respectively.

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

2026	$8,114

2027	5,517

Total payments	13,631

Less interest	7,087

Total liability	$6,544

The amounts recorded on the consolidated statement of financial position at December 31, 2025 were as follows:

Right-of-use asset, net of accumulated amortization	$4,272
Lease liability -long term	$3,684
Lease liability – short term	$2,860

NOTE I – INCOME TAXES

The Company had no current income tax expense for the years ended December 31, 2025 or 2024 due to operating losses. The effective income tax rate for the years ended December 31, 2025 and 2024 is zero, as the deferred tax benefits are fully offset by the valuation allowance against such deferred income tax assets.

At December 31, 2025, the Company had net operating loss carryforwards (“NOL”) of approximately $6,200,000 for federal income tax purposes of which $5,412,000 has no expiration date and $775,000 which begins to expire in 2034. The Company also has approximately $6,200,000 for state income tax purposes which begin to expire in 2030.

The following summarizes the deferred tax assets as of December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024

Net operating loss carryforwards	$1,860,000	$1,337,000
Accrued expenses	1,037,000	839,000
Stock compensation	2,239,000	1,927,000
Capitalized R&D costs, net	-	308,000
Intangible asset, net	508,000	508,000
Accrued interest	5,000	4,000
Subtotal	5,649,000	4,923,000
Less valuation allowance	(5,649,000)	(4,923,000)
Net deferred tax asset	$0	$0

The resulting gross deferred tax assets were $5,649,000 at December 31, 2025 and $4,923,000 at December 31, 2024. Such deferred tax assets have been fully reserved due to the uncertainty of future realization. The valuation allowance increased by approximately $726,000 and $1,196,000 at December 31, 2025 and 2024, respectively. In assessing the realizability of deferred tax assets, management considered whether it is more likely than not that some portion or all of the deferred taxes will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.

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

NOTE J - SUBSEQUENT EVENTS

Subsequent events were reviewed through April 15, 2026, the date these consolidated financial statements were available for issuance and determined that no subsequent events have occurred that require recognition in the consolidated financial statements.

Effective January 1, 2026, the Company entered into an employment agreement (“Employment Agreement”) with M. Cory Zwerling to serve as its chief financial officer, which provided that Mr. Zwerling was entitled to receive warrants as compensation for his services. Under the Employment Agreement Mr. Zwerling was entitled to received 1) warrants to purchase 100,000 shares of common stock which were fully vested upon issuance, and 2) the potential to receive, upon the achievement of stated milestones, an additional grants of warrants to purchase an aggregate of 100,000 shares of common stock, all exercisable at $3.20 per share. Mr. Zwerling resigned in March 2026. To date, no warrants have been issued under the Employment Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. We are required to maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. Our disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our interim Chief Financial Officer concluded that, as of such a date, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting, described below.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). In connection with the preparation of this Annual Report on Form 10-K, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2025.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our financial statements would not be prevented or detected on a timely basis. We are considering various remediation measures, including hiring internal accounting resources or using outside providers to provide additional resources and capabilities as well as implementing a more formal accounting and financial reporting system to mitigate such material weakness, but have not yet adopted or implemented any such measures. When we have sufficient business activity and funding available, we intend to begin to implement remediation measures to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We hope to complete the implementation, remediation and test of the new procedures in the second half of 2026, as resources permit us to spend time and money on building finance infrastructure.

Management is actively engaged in the planning for, and implementation of, remediation efforts to address our material weakness and improve our internal control over financial reporting and disclosure controls and procedures. We are developing new procedures that we are implementing and will be testing in the third and fourth quarters of 2026, and we hope to complete the implementation, remediation and test of the new procedures by the end of the year, subject to having raised sufficient capital.

Changes in Internal Control Over Financial Reporting

On November 30, 2023, we hired Mr. Ahluwalia to serve as our Interim Chief Financial Officer. Mr. Ahluwalia resigned August 18, 2024. On January 1, 2026, we hired Michael Cory Zwerling to serve as our Chief Financial Officer. Mr. Zwerling resigned in March 2026. Other than having Mr. Zwerling and Mr. Ahluwalia’s services for this period of time there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

During the fourth quarter of 2025, none of our directors or executive officers adopted or terminated any “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408(a) of Registration S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	AGE	POSITION
Jerry Katzman	73	Chief Executive Officer, President and Director
Herbert Gould	97	Director
Vinay Mehindru	58	Director
Dessislava (Dessy) Boneva	55	Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the compensation awarded to, earned by, or paid to our Chief Executive Officer and Interim Chief Financial Officer (collectively referred to as “named executive officers”) during the years ended December 31, 2025 and 2024.

Name and Principal Position	Year	Salary ($) (6)	Bonus ($)	Option Awards ($)(1)		All Other Compensation ($)		Total ($)
Jerry Katzman (2)	2024	630,000	—	638,736	(3)	—		1,238,736
Chief Executive Officer, President, Interim Chief Financial Officer and Director	2025	661,500	—	—		—		661,500

Virender Ahluwalia (4)	2024	—	—	106,456	(3)	2,757	(5)	109,213
Former Interim Chief Financial Officer

(1)	This column indicates the aggregate grant date fair value, as determined in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock-Based Compensation (“FASB ASC Topic 718”), of warrant awards granted as of their respective grant date. See “Note B, paragraph 6 — Stock-based compensation” of the Notes to Consolidated Financial Statements contained in this Annual Report for an explanation of the assumptions made in valuing these awards.

(2)	Dr. Katzman has served as our Interim Chief Financial Officer since August 18 2024.

(3)	Represents grants of warrants to purchase shares of our common stock. For further information, see below under “Narrative Disclosure to Summary Compensation Table.”

(4)	Mr. Ahluwalia served as our Interim Chief Financial Officer from November 2023 through August 18, 2024.

(5)	Represents fees paid to Trendz Network, LLC, a limited liability company owned by Mr. Ahluwalia (“Trendz”), under a consulting agreement (the “Consulting Agreement”).

(6)	Represents the allocated salary of Jerry Katzman from Sanovas to Retinalgenix.

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

Michael Cory Zwerling

In 2025, we entered into a consulting agreement with M. Cory Zwerling pursuant to which he provided to us financial services and received in November 2025 warrants to purchase 50,000 shares of common stock at an exercise price of $3.20 per share.

In 2025, we also entered into an employment agreement with Mr. Zwerling, effective January 1, 2026, pursuant to which he serves as our Chief Financial Officer and Interim Chief Operating Officer. As compensation for his services Mr. Zwerling received three-year warrants to purchase 100,000 shares of common stock at an exercise price of $3.20 per share. This employment agreement provides that Mr. Zwerling will be entitled to receive three-year warrants to purchase 50,000 shares of common stock at an exercise price of $3.20 per share on May 3, 2026, subject to his continued employment through such date, and warrants to purchase 50,000 shares of common stock at an exercise price of $3.20 per share upon the Company executing a financing agreement or receiving aggregate financing of $500,000 or more (the “contingent warrants”). The employment agreement has a one-year term and may be terminated by either party upon 10 days’ notice.

In March 2026, Mr. Zwerling resigned, and such “contingent warrants” were cancelled.

Outstanding Equity Awards at December 31, 2025

As of December 31, 2025, there were no outstanding equity awards held by any of our executive officers, except as noted below:

On January 5, 2024, we granted to Dr. Katzman warrants to purchase up to 300,000 shares of our common stock, with an exercise price of $3.00 per share and an expiration date of November 30, 2027.

Non-Employee Director Compensation

The following table sets forth information regarding all forms of compensation that were both earned by and paid to our non-employee directors during the year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1)	All Other Compensation ($)	Total
Herbert Gould	$—	$-	$—	$-
Vinay Mehindru	$—	$-	$—	$-
Dessislava Boneva	$—	$-	$—	$-

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

The aggregate number of option and stock awards outstanding as of December 31, 2025 for each non-employee director was as follows:

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

Company Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure by us of material nonpublic information, our board does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. Option grants are effective on the date the award determination is made by the board, and the exercise price of options is the closing market price of our common stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day. During the fiscal year ended December 31, 2025, our Named Executive Officers were not awarded any stock options, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of shares of our common stock as of March 31, 2026 by (i) each person known to beneficially own more than 5% of our outstanding common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our directors and executive officers as a group. Except as otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws, where applicable.

As of March 31, 2026, we had 18,754,739 shares of common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or convertible within 60 days of March 31, 2026 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage

Directors and Named Executive Officers:
Jerry Katzman	35,810,704	(3)(4)	77.0	%(2)
M. Cory Zwerling	150,000	(5)	*
Herbert Gould	175,000	(6)	*
Vinay Mehindru	575,000	(7)	1.2%
Dessislava Boneva	50,000	(8)	*
All current directors and executive officers as a group (4 persons)	36,610,704		78.7%

5% or Greater Shareholders:
Sanovas Ophthalmology, LLC (4)	29,613,704	(9)	63.6	%(2)
Bayern Capital, LLC (10)	4,290,300		9.2%
Capital Funding Partners, LLC (11)	5,897,000		12.7%

* Represents less than 1%

(1)	The address of each person is c/o RetinalGenix Technologies Inc., 409 Apollo Beach Blvd, Ste 6 Apollo Beach, FL 33572-2281 unless otherwise indicated herein.

(2)	The calculation is based upon 18,754,739 shares of common stock outstanding on March 31, 2026 and the Pre-funded Warrant to purchase 28,014,540 shares of common stock held by Sanovas Ophthalmology LLC.

(3)	Represents (i) 5,897,000 shares of common stock held by Capital Funding Partners, LLC; (ii) 1,599,164 shares of common stock held by Sanovas Ophthalmology LLC (iii) Pre-funded Warrant to purchase up to 28,014,540 shares of common stock held by Sanovas Ophthalmology and (iv) a warrant to purchase 300,000 shares of common stock all of which are currently exercisable warrants with an exercise price of $3.00 per shares and expire on November 30, 2027. Jerry Katzman is the sole member of Capital Funding Partners, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. Jerry Katzman is the Manager of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity.

(4)	Jerry Katzman is the Manager of Sanovas Ophthalmology LLC and in such capacity has the right to vote and dispose of the securities held by such entity.

(5)	Includes 50,000 warrants issued in November 2025 and 100,000 warrants which the Company agreed to issue in January 2026 with an exercise price of $3.20 per share. Mr. Zwerling resigned in March 2026.

(6)	Includes 150,000 warrants of which 100,000 are fully vested and 75,000 which vested over 3 years (fully vested as of March 2026) with an exercise price of $3.00 per shares and expire on November 30, 2027.

(7)	Vinay Mehindru holds fully-vested options to purchase 500,000 shares of common stock at $1.00 per share, and warrants to purchase 75,000 shares of common stock which vested over 3 years (fully vested as of March 2026) with an exercise price of $3.00 per shares and expire on November 30, 2027.

(8)	Includes 50,000 warrants which vested over 3 years (fully vested as of March 2026) with an exercise price of $3.00 per shares and expire on November 30, 2027,

(9)	Represents 1,599,164 shares of common stock held by Sanovas Ophthalmology LLC and a Pre-funded Warrant held by Sanovas Ophthalmology LLC to purchase up to 28,014,540 shares of the Company’s common stock.

(10)	Steven Bayern is the Manager of Bayern Capital, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Bayern Capital, LLC is 403 East Boardwalk, Suite 601, Long Beach, NY 11561.

(11)	Jerry Katzman is the sole member of Capital Funding Partners, LLC and in such capacity has the right to vote and dispose of the securities held by such entity. The address of Capital Funding Partners, LLC is P.O. Box 24866, Tampa, FL 33623.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information regarding our equity compensation plans as of December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (c)
Equity compensation plans approved by security holders (1)	2,415,000	$1.72	7,290,000
Equity compensation plans not approved by security holders		-
Total	2,415,000		7,290,000

(1)	2017 Equity Incentive Plan. On December 1, 2017, our Board adopted the 2017 Equity Incentive Plan (the “2017 Plan”) was adopted by our board of directors (the “2017 Plan”). The purpose of our Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 10,000,000 shares, subject to adjustment.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following includes a summary of transactions since January 1, 2024 to which we have been a party, including transactions in which the amount involved in the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described elsewhere in this Annual Report on Form 10-K. We are not otherwise a party to a current related party transaction, and no transaction is currently proposed, in which the amount of the transaction exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years and in which a related person had or will have a direct or indirect material interest.

Transactions with Sanovas, Inc.

On June 24, 2021, we entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted us an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company shall pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement shall continue until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through December 31, 2025 under this Sublicense Agreement.

Commencing in 2019, Sanovas began paying invoices on behalf of the Company, and began allocating a portion of salaries and infrastructure costs to the Company. There were no specific terms of repayment. For the years ended December 31, 2025 and 2024, Sanovas allocated an aggregate of $661,500 and $654,300, respectively to the Company. As of December 31, 2025, the Company owed Sanovas $674,842. For the years ended December 31, 2025 and 2024, the Company paid/(received) $2,367_and $24,609, net from Sanovas, respectively. A portion of the balance of the payments due to Sanovas have been discharged pursuant to the issuance by the Company of shares of its common stock. The Company issued 296,000 shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company of $666,000 during the year ended December 31, 2024. The Company did not issue any shares of its common stock to offset amounts due to Sanovas for payment of expenses on behalf of the Company during the year ended December 31, 2025. The Company is related to Sanovas through common ownership and management.

The following summarizes the transactions between the Company and Sanovas for the years ended December 31, 2025 and 2024:

	Years ended
	December 31,	December 31,
	2025	2024

Balance due to Sanovas – beginning of year	$15,709	$2,760

Costs of Sanovas allocated to the Company	661,500	654,300
Retirement of due to Sanovas through the issuance of shares to Sanovas Ophthalmology	-	(666,000)
Net cash (paid to) received from Sanovas to the Company	(2,367)	24,649

Balance due to Sanovas - end of year	$674,842	$15,709

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

In February 2025, the Pre-funded Warrant was amended such that the warrant may not be exercised prior to the earlier of February 1, 2030 or the third anniversary of the Company’s uplisting to the Nasdaq Stock Market or NYSE American.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and affiliates of Sanovas advances funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. As of December 31, 2025 and December 31, 2024, the Company had received an aggregate of $489,224 and $467,793 pursuant to such advances.

Stockholders’ loans payable

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2024. The Company has informally extended the maturity date to December 31, 2026. During the year ended December 31, 2023, one of the noteholders exercised outstanding warrants with an aggregate exercise price of $25,000 through the offset of the note payable due to them from the Company, such that $49,000 remain outstanding at December 31, 2025 and 2024.

Warrant Issuances

During the first quarter of 2024, we issued warrants to officers and directors exercisable at $3.00 per warrant as follows: Jerry Katzman, MD 300,000 shares, Virender Ahluwalia 50,000 shares, Herbert Gould, MD 160,000 shares, Dessy Boneva, MD 50,000 shares, Vinay Mehindru, MD 75,000 shares. Mr. Ahluwalia’s warrants expired unexercised and were cancelled in 2024.

In 2025, we entered into a consulting agreement with M. Cory Zwerling pursuant to which he provided to us financial services and received in November 2025 warrants to purchase 50,000 shares of common stock at an exercise price of $3.20 per share. In 2025, we also entered into an employment agreement with Mr. Zwerling, effective January 1, 2026, which replaced the consulting agreement, pursuant to which he served as our Chief Financial Officer and Interim Chief Operating Officer. As compensation for his services, the employment agreement provided that we would grant to Mr. Zwerling three-year warrants to purchase 100,000 shares of common stock at an exercise price of $3.20 per share. This employment agreement also provided that Mr. Zwerling will be entitled to receive additional grants of three-year warrants to purchase 50,000 shares of common stock at an exercise price of $3.20 per share on May 3, 2026, subject to his continued employment through such date, and warrants to purchase 50,000 shares of common stock at an exercise price of $3.20 per share upon the Company executing a financing agreement or receiving aggregate financing of $500,000 or more. In March 2026, Mr. Zwerling resigned. To date, no warrants have been issued under the employment agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed by Liebman Hymowitz, LLP as described below:

	2025	2024
Audit Fees	$71,750	$63,425
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total	$71,750	$63,425

Audit Fees: Audit fees consist of fees billed for professional services performed by Liebman Hymowitz, LLP for the audit of our annual consolidated financial statements, the review of interim consolidated financial statements, and related services that are normally provided in connection with registration statements. There were $71,750 and $63,425 of such fees incurred by the Company in the fiscal years ended December 31, 2025 and 2024, respectively.

Audit-Related Fees: Audit related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2025 and 2024.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by Liebman Hymowitz, LLP. There were no such fees incurred by the Company in the fiscal years ended December 31, 2025 and 2024, respectively.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2025 and 2024.

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

(b)	Exhibits

EXHIBIT INDEX

Exhibit Number	Exhibit

3.1	First Amended and Restated Certificate of Incorporation of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

3.2	Bylaws of RetinalGenix Technologies Inc. (Incorporated by reference to Exhibit 3.2 the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

4.1	Description of Registrant’s Securities (Incorporated by reference to Exhibit 4.1 the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (File No. 333-258528))

4.2	Form of Warrant (Incorporated by reference to Exhibit 4.1 the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 31, 2025 (File No. 333-258528))

10.1	Option Exchange Agreement, by and between the Company and Diopsys, Inc., dated October 8, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

10.2+	RetinalGenix Technologies Inc. 2017 Equity Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021(File No. 333-258528))

10.3	Amended and Restated Master Services Agreement, by and between the Company and ADM Tronics Unlimited Inc., dated June 24, 2021 (Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

10.4#+	Sublicense Agreement, by and between the Company and Sanovas Ophthalmology LLC, dated June 24, 2021 (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2021 (File No. 333-258528))

10.5	Termination of Option Exchange Agreement, by and between the Company and Diopsys, Inc., dated February 17, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 17, 2022 (File No. 333-258528))

10.6+	Exchange Agreement, by and between the Company and Sanovas Ophthalmology, LLC, dated May 9, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 13, 2022 (File No. 333-258528))

10.7	Exchange Agreement, by and between the Company and Lawrence Perich, dated July 5, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 7, 2022 (File No. 333-258528))

10.8+

Consulting Agreement by and between RetinalGenix Technologies Inc. and Trendz Network, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on December 4, 2023 (File No. 333-258528))

10.9	Amendment to Pre-Funded Common Stock Purchase Warrant, dated February 19, 2025, by and between RetinalGenix Technologies, Inc. and Sanovas Ophthalmology, LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 20, 2025 (File No. 333-258528))

10.10+*	Employment Agreement by and between RetinalGenix Technologies Inc. and Michael Cory Zwerling, effective January 1, 2026

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025 (File No. 333-258528))

21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on April 1, 2024 (File No. 333-258528).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

*	Filed herewith.
+	Management contract or compensatory plan or arrangement required to be identified pursuant to Item 15(a)(3) of this report.
#	Pursuant to Item 601(b)(10) of Regulation S-K, certain confidential portions of this exhibit were omitted by means of marking such portions with an asterisk because the identified confidential portions (i) are not material and (iii) would be competitively harmful if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15st day of April, 2026.

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

Signature	Title	Date

/s/ Jerry Katzman	Chief Executive Officer, President and Director	April 15, 2026
Jerry Katzman	(Principal Executive Officer) Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Herbert Gould	Director	April 15, 2026
Herbert Gould

/s/ Vinay Mehindru	Director	April 15, 2026
Vinay Mehindru

/s/ Dessislava Boneva	Director	April 15, 2026
Dessislava Boneva

