Form 10-Q
period 2026-03-31
RetinalGenix Technologies Inc.
filed 2026-05-20
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at May 20, 2026 was 18,843,628.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026 (unaudited)	December 31, 2025 (Audited)
ASSETS
Current Assets
Cash	$180	$14,774
Total Current Assets	180	14,774

Operating lease right-of-use asset	3,630	4,272
Security deposit	1,995	1,995

TOTAL ASSETS	$5,805	$21,041
LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,189,520	$1,084,763
Due to Sanovas	830,632	674,842
Due to related parties	468,428	489,224
Shareholders’ notes payable	49,000	49,000
Operating lease liability – current portion	2,860	2,860
Accrued interest payable	20,239	19,279
Total Current Liabilities	2,560,679	2,319,968
Operating lease liability – long term portion	3,210	3,684
Total liabilities	2,563,889	2,323,652

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 18,754,739 shares issued and outstanding at March 31, 2026 and December 31, 2025	1,875	1,875
Additional paid-in capital	15,889,147	15,679,131
Stock subscription receivable	-	(125,000)
Accumulated deficit	(18,449,106)	(17,858,617)
Total Stockholders’ Deficit	(2,558,084)	(2,302,611)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$5,805	$21,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	March 31,
	2026	2025

Revenues	$-	$-
Operating expenses:
General and administrative	262,149	341,203
Research and development	117,064	13,214
Stock-based compensation	210,016	231,933

Total operating expenses	589,229	586,350

Interest expense, net	1,260	909

Net loss	$(590,489)	$(587,259)

Net loss per share - basic and diluted	$(0.03)	$(0.03)

Weighted average number of common shares outstanding during the period- basic and diluted	18,754,739	18,522,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 and 2025

(UNAUDITED)

	Common shares	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Deficit
2026 Period
Balance as at December 31, 2025 (audited)	18,754,739	$1,875	$15,679,131	$(125,000)	$(17,858,617)	$(2,302,611)

Collection of stock subscription receivable	-	-	-	125,000	-	125,000
Stock based compensation expense	-	-	210,016		-	210,016

Net loss	-	-	-		(590,489)	(590,489)
Balance as at March 31, 2026	18,754,739	$1,875	$15,889,147	$-	$(18,449,106)	$(2,558,084)

2025 Period
Balance as at December 31, 2024 (audited)	18,522,295	$1,852	$14,115,560	$(150,000)	$(15,430,022)	$(1,462,610)

Stock based compensation expense	-	-	231,933	-	-	231,933
						-
Collection of stock subscription receivable	-	-	-	150,000	-	150,000
Net loss	-	-	-		(587,259)	(587,259)
Balance as at March 31, 2025	18,522,295	$1,852	$14,347,493	-	$(16,017,281)	$(1,667,936)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended
	March 31,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(590,489)	$(587,259)
Adjustments to reconcile net loss to net cash (used in) operating activities
Non-cash items:
Stock-based compensation expense	210,016	231,933
Depreciation expense	-	25
Amortization of ROU asset	642	641
Expenses allocated by Sanovas on behalf of Company	165,375	165,375
Changes in operating liabilities:
Increase in accounts payable and accrued liabilities	104,757	1,257
Decrease in lease liability	(474)	(154
Increase in accrued interest	960	960
Total adjustments	481,276	400,037
Net cash (used in) operating activities	(109,213)	(187,222)

Cash Flows From Financing Activities
Proceeds from collection of stock subscription receivable	125,000	150,000
Proceeds from exercise of stock options and warrants	-	-
Advances from related parties, net	(30,381)	34,873
Net cash provided by financing activities	94,619	184,873
Net (decrease) in cash	(14,594)	(2,349)
Cash at beginning of period	14,774	6,060
Cash at end of period	$180	$3,711

Supplemental Disclosure of Cash Flow information:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH ENDED MARCH 31, 2026 AND 2025

UNAUDITED

NOTE A – HISTORY, BUSINESS PURPOSE, LIQUIDITY AND GOING CONCERN

RetinalGenix Technologies Inc. (the “RTGN”), a Delaware corporation, was formed in November 2017 by Sanovas Ophthalmology, LLC (“Sanovas Ophthalmology”), a majority owned subsidiary of Sanovas Inc. (“Sanovas”), a privately held research and development incubator. Since inception, a portion of the operations of RTGN were conducted by Sanovas, who invoices RTGN for costs and expenses paid for on behalf of RTGN and costs and expenses allocated to RTGN for services performed on behalf of the Company.

RTGN was formed to develop technologies to screen, monitor, diagnose and treat ophthalmic and systemic disease. Its mission is to prevent vision loss and blindness due to diabetic retinopathy and maculopathy, including the leading cause of retinal blindness (age related macula degeneration the dry and wet type). RTGN sublicensed certain technology initially developed by Sanovas from Sanovas Ophthalmology – See Note C.

RTGN’s subsidiary, DNA/GPS, Inc., through pharmacogenetic mapping and testing is linking high resolution retinal imaging to retinal and systemic disease biomarkers to enable the discovery and treatment of sight-threatening and systemic diseases using our proprietary high resolution retinal imaging device. This genetic testing can also lead to drug re-purposing (i.e., new uses of previous drugs now off patent based on genetics). RTGN and its subsidiary, DNA/GPS, Inc. are referred to as the Company.

The Company’s RetinalCam™ device is a portable ophthalmic home screening and monitoring device designed for remote general and home use employing real-time communication and alerting system for physicians available 24/7 and does not require dilation of the consumer’s pupil.

In addition to the above medical device, as announced in October 2023, the Company is engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (“IRB”) to conduct a study to personalize medical evaluations for patients receiving direct intraocular injections into their eyes as treatment for wet macular degeneration to help determine whether there is a genetic basis for the success or the failure of the procedure and to help patients evaluate whether the treatment is necessary. The Company has engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. The Company anticipates an expansion of the IRB to multistate physicians in the winter of 2026 or early 2027, and the initial analysis shortly thereafter, which will inform its clinical trial plans.

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

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $18,400,000 at March 31, 2026. As of March 31, 2026, the Company had liabilities of approximately $2,564,000, a significant portion of which is with related parties. The Company has minimal cash at March 31, 2026, and remains dependent on related parties for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company is in discussions with investment bankers and individual investors with respect to raising additional capital for the Company and potentially up-listing to Nasdaq exchange.

Sanovas has paid a significant portion of the Company’s operating expenses through March 2026, and was owed approximately $831,000 as of March 31, 2026 by the Company. During 2025, the Company sold 232,444 shares of common stock at $2.25 per share raising gross proceeds of $523,000, including $125,000 of stock subscribed for in 2025 and paid in 2026.

As of the date of this filing, the Company does not have adequate resources to fund its operations through June 2026 without considering any potential future milestone payments that it may receive under any new collaborations that it may enter into in the future or any future capital raising transactions. The Company will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. The Company does not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements is as follows:

1. Basis of Presentation and Consolidation

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The accounting and reporting policies of the Company conform with U.S. GAAP as contained in the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) and general practices within the industry. The accompanying condensed consolidated financial statements include the accounts of (RetinalGenix Technology Inc. and its subsidiary). The condensed consolidated statements are prepared in compliance with the requirements of ASC Topic 810 “Consolidation”. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Cash Equivalents

For purpose of the condensed consolidated statements of cash flows, the Company considers all short-term investments purchased with a maturity of three months or less to be cash equivalents.

3. Use of Estimates

In preparing the Company’s condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the three months ended March 31, 2026 and 2025, the Company did not have any tax expenses due to its losses, and at March 31, 2026 and December 31, 2025 all deferred tax assets were fully reserved.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Sub-Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at March 31, 2026 or December 31, 2025. The Company’s policy is to expense any penalties and interest associated with this topic. At March 31, 2026 and December 31, 2025, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share (“EPS”). Under the provisions of ASC Topic 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the three months ended March 31, 2026 and 2025, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2026, include stock options to purchase 780,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 1,800,000 shares of common stock.

Potentially dilutive securities not included in the computation of loss per share for the three months ended March 31, 2025 are stock options to purchase 2,415,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock and warrants to purchase 1,650,000 shares of common stock.

6. Stock-based compensation

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

7. Research and Development costs

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

8. Property and Equipment

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

9. Leases

The Company determines if an arrangement is an operating or finance lease at inception under ASC Topic 842. At March 31, 2026 and December 31, 2025, the Company had an operating lease for an office suite (see Note H) and no financing leases.

Operating leases are recorded as operating lease right-of-use (“ROU”) assets and operating lease liabilities (current portion and long-term portion) on the accompanying condensed consolidated balance sheets. Operating lease ROU assets and the related lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. The operating lease ROU assets also include lease incentives and initial direct costs incurred. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term. Leases may include options to extend or terminate the lease which are included in the operating lease ROU assets and operating lease liability when they are reasonably certain of exercise. Certain leases include lease and non-lease components, which are accounted for as one single lease component. Operating lease expense associated with minimum lease payments is recognized on a straight-line basis over the lease term.

9. Segment Reporting

The Company identifies its business segments based on business activities, management responsibility, and geographic location. For all periods presented, the Company operated in a single reportable business segment.

The Company has one reportable operating segment based on how its Chief Operating Decision Maker (CODM) manages the business and in a manner consistent with the availability of discrete financial information and the internal reporting provided to the CODM. The CODM, the Company’s Chief Executive Officer (CEO), reviews detailed income statements, balance sheets, and sales reports in order to assess performance of the Company. The CODM does not review assets at a different asset level or category than at the consolidated level and the consolidated statements of operations are presented to the CODM without further disaggregation. Significant segment expenses also include depreciation, amortization, and stock-based compensation, which are disclosed within the condensed consolidated statements of cash flows. The Company does not have any significant intra-entity sales or transfers.

10. Recent Accounting Pronouncements

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

NOTE C - RELATED PARTY TRANSACTIONS

Sanovas

The Company is related to Sanovas through common ownership and management. Sanovas Opthalmology is a majority-owned subsidiary of Sanovas and Jerry Katzman, the Company’s Chief Executive Officer, is also a director of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity. Jerry Katzman is also the Chief Executive Officer of Sanovas.

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $165,400 in costs related to an officer of the Company in each of the three months ending March 31, 2026 and 2025.

The following summarizes the transactions between the Company and Sanovas for the three months ended March 31, 2026 and 2025:

	Three Months Ended (Unaudited)
	March 31,	March 31,
	2026	2025

Balance due to Sanovas – beginning of period	$674,842	$15,709

Costs of Sanovas allocated to the Company	165,375	165,375
Cash advances (repayments) from Sanovas to the Company, net	(9,585)	(4,082)

Balance due to Sanovas - end of period	$830,632	$177,002

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through March 31, 2026 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and other related parties advanced funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At March 31, 2026 and December 31, 2025, the Company had received an aggregate of $468,000 and $489,224 pursuant to such advances, respectively.

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

Common Stock

During the year ended December 31, 2024, the Company commenced an offering of its common stock at $2.25 per share. No shares pursuant to this offering were sold in the three months ended March 31, 2026 or 2025. However, the Company collected $125,000 and $150,000 of stock subscription receivables in the quarters ended March 31, 2026 and 2025, respectively.

Preferred Stock

As of March 31, 2026 and December 31, 2025, there were 3,000,000 shares of preferred stock designated as Series F preferred stock. There are no shares of Series F preferred stock outstanding at March 31, 2026 or December 31, 2025.

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

The Company recognized $0 and $23,457 of stock-based compensation expense during the three months ended March 31, 2026 and 2025, respectively, related to stock options which is included in the accompanying condensed consolidated statements of operations. As of March 31, 2026, there was approximately no unrecognized compensation expense related to non-vested stock options granted under the Plan.

At March 31, 2026, there were 7,290,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through March 31, 2026:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2024 (audited)	2,415,000	$1.23
Granted	-
Canceled	-
Forfeited	(1,635,000)	1.00
Exercised	-
Options outstanding – December 31, 2025 (audited)	780,000	$1.72
Granted	-
Canceled	-
Forfeited	-
Exercised	-
Options outstanding – March 31, 2026	780,000	$1.72

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of March 31, 2026 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at March 31, 2026
$1.00	500,000	5.7 Years	500,000
3.00	280,000	1.8 Years	280,000
	780,000		780,000

NOTE F - WARRANTS

During the year ended December 31, 2025, the Company issued 1) warrants to purchase 100,000 shares of common stock each to two consultants at an exercise price of $3.00 per share, with 50,000 vesting immediately and 50,000 vesting over one year, and 2) warrants to purchase 50,000 shares of common stock to a consultant pursuant to a Consulting Agreement at an exercise price of $3.20 per share, all of which vested immediately. The Consulting Agreement also provided for additional warrants to purchase 100,000 shares of common stock which were potentially issuable in the future pursuant to certain milestones, but the Consulting Agreement with the consultant was terminated by mutual agreement prior to issuance of the additional warrants.

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

The following table summarizes warrant activity through March 31, 2026:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2024 (audited)	1,650,000	$1.10
Granted	250,000	3.12
Canceled and expired	(100,000)	3.20
Exercised	-	-
Warrants outstanding – December 31, 2025 (audited)	1,800,000	$2.85
Granted	-
Canceled and expired	-
Exercised	-
Warrants outstanding – March 31, 2026	1,800,000	$2.85

Additional information regarding the warrants outstanding as of March 31, 2026 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.10	150,000	2.3 Years	150,000
$3.20	50,000	2.8 years	50,000
$3.00	1,600,000	8.1 Years	1,274,999
	1,800,000		1,474,999

The fair value of such warrants was estimated on the date of grant to be $1.16 - $1.19 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2025:

Risk-free interest rates	4.12 - 4.32%
Expected life in years	3.0
Expected volatility	90%
Expected dividend yield	0%
Fair value common stock	$2.25

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

The Company recognized stock-based compensation expense of $210,016 and $208,476 in the three months ended March 31, 2026 and 2025, respectively, related to warrants which is included in the accompanying consolidated statements of operations. At March 31, 2026, there is approximately $10,000 remaining compensation expense to be recognized. That cost is expected to be recognized over a weighted-average period of approximately 1.0 quarters.

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2026 under the same terms. $49,000 remained outstanding at both March 31, 2026 and December 31, 2025. Interest expense amounted to $960 for both the quarters ended March 31, 2026 and 2025. The accrued interest payable at March 31, 2026 and December 31, 2025 was $20,239 and $19,279, respectively.

NOTE H - LEASE

In September 2024, the Company entered into an office suite lease. The term of the lease is for a period of 12 months. The Lease auto-renews for an additional 2 years, unless the owner is notified of a termination. The Company intends to renew the lease and therefore it was considered to be a 3-year lease for purposes of calculating the Right-of-Use Asset. This lease is classified as an operating lease in the accompanying condensed consolidated balance sheet. A security deposit of $1,995 was paid in connection with this lease. A discount rate of 8% was utilized upon recognition of the lease asset and liability. The initial present value of the lease payments was $7,689. The payments under the lease commence at $650 per month and escalate to $690 per month over the three years, and are summarized are as follows:

2026 (remainder of year)	$6,085

2027	5,517

Total payments	11,602

Less interest	5,532

Total liability	$6,070

The amounts recorded on the condensed consolidated balance sheet at March 31, 2026 were as follows:

Right-of-use asset, net	$3,630
Lease liability -long term portion	$3,210
Lease liability – current portion	$2,860

NOTE I – COMMITMENTS AND CONTINGENCIES

From time to time, we may be subject to litigation and claims arising in the ordinary course of business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

NOTE J - SUBSEQUENT EVENTS

Subsequent events were reviewed through May 20, 2026, the date these consolidated financial statements were available for issuance and determined that no subsequent events have occurred that require recognition in the consolidated financial statements, except as noted below

In May 2026, the Company sold 88,888 shares of common stock at $2.25 per share raising gross proceeds of $200,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

We intend to launch RetinalCamTM in the fourth quarter of 2026.

In addition to the above medical devices, as announced in October 2023, we are engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (“IRB”) to conduct a study to personalize medical evaluations for patients receiving direct intraocular injections into their eyes as treatment for wet macular degeneration to help determine whether there is a genetic basis for the success or the failure of the procedure and to help patients evaluate whether the treatment is necessary, which was previously announced on October 30, 2023. We have engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. We anticipate an expansion of the IRB to multistate physicians in the winter of 2026 or early 2027 and the initial analysis shortly thereafter, which will inform our clinical trial plans.

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

Our wholly-owned subsidiary, DNA/GPS Inc., through pharmacogenetic mapping and testing is linking high resolution retinal imaging to retinal and systemic disease biomarkers to enable the discovery and treatment of sight-threatening and systemic diseases using our proprietary high resolution retinal imaging device. This genetic testing can also lead to drug re-purposing (i.e., new uses of previous drugs now off patent based on genetics).

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

We commenced a private placement of common stock in 2024 at $2.25 per share. During the year ended December 31, 2025, the Company sold 232,444 of its common stock at $2.25 per share for gross proceeds of $548,000, including $125,000 which was recorded as a stock subscription receivable at December 31, 2025, and was received in January 2026. In May 2026, the Company sold 88,888 shares of common stock at $2.25 per share raising gross proceeds of $200,000 pursuant to this private placement. There can be no assurance that we will be able to raise capital when needed.

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

Basis of presentation:

These accompanying condensed consolidated financial statements have been prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DNA/GPS, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

General and administrative Expenses

General and administrative expenses consist primarily of compensation and consulting related expenses. Administrative expenses also include professional fees and other corporate expenses, including legal fees relating to corporate matters and our filings with the SEC; professional fees for accounting, auditing, tax and consulting services; insurance costs; travel expenses, marketing activities and other operating costs that are not specifically attributable to research activities. We have no full-time employees and have had limited funding; therefore the Company has been required to eliminate or defer as many costs as possible based upon available resources.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations for the three months ended March 31, 2026 and 2025.

	For the three months ended
	March 31,
	2026	2025	Change	% Change

Revenues	$-	$-	$-
Expenses
General and administrative	262,149	341,203	(79,054)	(23)%
Research and development	117,064	13,214	103,850	786%
Stock-based compensation	210,016	231,933	(21,917)	(9)%

Total Expenses	589,229	586,350	2,879	0%

Interest expense, net	1,260	909	351	39%

Net Loss	$(590,489)	$(587,259)	$3,230	1%

Revenues

We did not recognize revenues for the three months ended March 31, 2026 and 2025.

Research and Development Expenses

Research and development expenses increased by $103,850, or 786%, to $117,064 for the three months ended March 31, 2026 from $13,214 for the three months ended March 31, 2025. The increase was primarily the result of engaging engineering and technology consultants to work on the RetinalCam project.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased by $21,917 or 9%, to $210,016 for the three months ended March 31, 2026 from $231,933 for the three months ended March 31, 2025. The decrease was primarily due to the recognition of expense for options issued in the first quarter of 2025 which had no corresponding service/vested period in 2026.

General and Administrative Expenses

	For the three months ended
	March 31,
	2026	2025

Direct costs	$96,774	$175,828
Allocated costs from Sanovas	165,375	165,375
Total general and administrative expenses	$262,149	$341,203

General and administrative expenses decreased by $79,054 or 23%, to $262,149 for the three months ended March 31, 2026 from $341,203 for the three months ended March 31, 2025. Administrative costs consisting of costs related to the services provided by the executive from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business, and was the same as in in 2025. Other administrative expenses, specifically legal and accounting fees, travel and marketing fees were slightly lower because of less travel and marketing for the fund-raising activities and listing related expenses.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the three months ended March 31, 2026, we repaid approximately $30,000 of advances and invoices paid by affiliates, and we received $125,000 pursuant to proceeds from a stock subscription receivable. As of March 31, 2026, we had cash of $180 and liabilities of $2,563,889. As of the date of this report, we do not have adequate resources to fund our operations beyond June 2026 without considering any future capital raising transactions. In fact, the cash held on March 31, 2026 is expected to fund operations only for a few days. Our current private placement is still open, we sold 88,888 shares of common stock in May 2026, raising $200,000.

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

Cash Flow Activities for the three months ended March 31, 2026 and 2025

The following table sets forth a summary of our cash flows for the periods presented:

	For the three months ended
	March 31,
	2026	2025

Net cash used in operating activities	$(109,213)	$(187,222)
Net cash provided by financing activities	94,619	184,873

Net (decrease) in cash	(14,594)	(2,349)
Cash at beginning of the period	14,774	6,060
Cash at end of the period	$180	$3,711

Operating Activities

Net cash used in operating activities was $109,213 for the three months ended March 31, 2026. The cash flow used in operating activities in 2026 was driven by the net loss of $590,489 offset in part by non-cash stock-based compensation expense of $210,016 and an increase in accounts payable and accrued liabilities of $104,757. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $165,375 during the three months ended March 31, 2026, and we repaid $30,381 of net advances from Sanovas, for a net change of $155,790 related to Sanovas transactions.

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

Financing Activities

Net cash provided by financing activities was $94,619 and $184,873 during the quarters ended March 31, 2026 and 2025, respectively. For 2026, the cash flow from financing activities is primarily attributable to the collection of a stock subscription receivable of $125,000, and net repayments of advances from related parties and Sanovas of $30,381 in the quarter ended March 31, 2026. For 2025, the cash flow from financing activities is primarily attributable to the collection of a stock subscription receivable of $150,000, and net proceeds from advances from related parties and Sanovas of $34,873 in the quarter ended March 31, 2025.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Estimates are used in areas including, but not limited to: research and development expense recognition, valuation of stock options, allowances of deferred tax assets, accrued expenses and liabilities, and cash flow assumptions regarding going concern considerations.

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

Income taxes

We account for income taxes using the asset-and-liability method in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the enactment date. A valuation allowance has been recorded for all of the deferred tax assets.

Recently Issued and Adopted Accounting Standards

The following pronouncement may have an impact on the accounting policies of the Company:

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether the implementation of such proposed standards would be material to our condensed consolidated financial statements.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2026, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Our business is subject to risks and events that, if they occur, could adversely affect our financial condition and results of operations and the trading price of our securities. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “Annual Report”). Except as described below, our risk factors as of the date of this Quarterly Report on Form 10-Q have not changed materially from those described in “Part I, Item 1A. Risk Factors” of the Annual Report.

Risks Relating to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the quarters ended March 31, 2026 and December 31, 2025, were $408,626 and $587,259, respectively, and our accumulated deficit as of March 31, 2026 was $18,267,243. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of March 31, 2026, we had cash of $180 and liabilities of $2,563,889. As of the date of this report, despite raising $125,000 in funding in May 2026, we do not have adequate resources to fund our operations beyond the next few days without considering any future or any future capital raising transactions. We will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2025 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with U.S. GAAP, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies, in which case we could become subject to regulatory sanction or investigation. Further, such an outcome could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of March 31, 2026 as a result of a material weakness in our internal controls. The material weaknesses are due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There were no sales of unregistered equity securities during the three months ended March 31, 2026.

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

RETINALGENIX TECHNOLOGIES INC.

Date: May 20, 2026	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

