Form 10-Q
period 2026-06-30
RetinalGenix Technologies Inc.
filed 2026-08-14
CIK 1836295

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the issuer’s common stock, $0.0001 par value per share, outstanding at August 15, 2026 was 18,843,628.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026 (unaudited)	December 31, 2025 (Audited)
ASSETS
Current Assets
Cash	$27,232	$14,774
Total Current Assets	27,232	14,774

Operating lease right-of-use asset	2,988	4,272
Security deposit	1,995	1,995

TOTAL ASSETS	$32,215	$21,041
LIABILITIES AND STOCKHOLDER’S DEFICIT
Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$1,168,961	$1,084,763
Due to Sanovas	996,007	674,842
Due to related parties	432,151	489,224
Shareholders’ notes payable	49,000	49,000
Operating lease liability – current portion	2,860	2,860
Accrued interest payable	21,199	19,279
Total Current Liabilities	2,670,178	2,319,968
Operating lease liability – long term portion	2,736	3,684
Total liabilities	2,672,914	2,323,652

Stockholder’s Deficit:
Preferred stock, $0.0001 par value; 40,000,000 shares authorized; Series F preferred stock - 3,000,000 shares designated, 0 issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 18,843,628 shares issued and outstanding at June 30, 2026 and December 31, 2025	1,884	1,875
Additional paid-in capital	16,113,920	15,679,131
Stock subscription receivable	-	(125,000)
Accumulated deficit	(18,756,503)	(17,858,617)
Total Stockholders’ Deficit	(2,640,699)	(2,302,611)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$32,215	$21,041

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended
	June 30,
	2026	2025

Revenues	$-	$-
Operating expenses:
General and administrative	212,254	383,729
Research and development	66,406	14,430
Stock-based compensation	24,782	250,189

Total operating expenses	303,442	648,348

Interest expense, net	3,955	1,070

Net loss	$(307,397)	$(649,418)

Net loss per share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding during the period- basic and diluted	18,808,072	18,326,587

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the six months ended
	June 30,
	2026	2025

Revenues	$-	$-
Operating expenses:
General and administrative	474,403	724,932
Research and development	183,470	27,644
Stock-based compensation	234,798	482,122

Total operating expenses	892,671	1,234,698

Interest expense, net	5,215	1,979

Net loss	$(897,886)	$(1,236,677)

Net loss per share - basic and diluted	$(0.05)	$(0.07)

Weighted average number of common shares outstanding during the period- basic and diluted	18,781,113	18,526,212

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2026 and 2025

(UNAUDITED)

	Common shares	Amount	Additional Paid in Capital	Stock Subscription Receivable	Accumulated Deficit	Total Stockholder’s Deficit
2026 Period
Balance as at December 31, 2025 (audited)	18,754,739	$1,875	$15,679,131	$(125,000)	$(17,858,617)	$(2,302,611)

Collection of stock subscription receivable	-	-	-	125,000	-	125,000
Stock based compensation expense	-	-	210,016		-	210,016

Net loss	-	-	-		(590,489)	(590,489)
Balance as at March 31, 2026	18,754,739	$1,875	$15,889,147	$-	$(18,449,106)	$(2,558,084)

Sale of common stock	88,889	9	199,991		-	200,000
Stock based compensation expense	-	-	24,782		-	24,782

Net loss	-	-	-		(307,397)	(307,397)
Balance as at June 30, 2026	18,843,628	$1,884	$16,113,920	$-	$(18,756,503)	$(2,640,699)

2025 Period
Balance as at December 31, 2024 (audited)	18,522,295	$1,852	$14,115,560	$(150,000)	$(15,430,022)	$(1,462,610)

Stock based compensation expense	-	-	231,933	-	-	231,933
						-
Collection of stock subscription receivable	-	-	-	150,000	-	150,000
Net loss	-	-	-		(587,259)	(587,259)
Balance as at March 31, 2025	18,522,295	$1,852	$14,347,493	-	$(16,017,281)	$(1,667,936)

Stock based compensation expense	-	-	250,189	-	-	250,189
						-
Shares sold to investors	38,222	4	85,996	-	-	86,000
Net loss	-	-	-		(649,418)	(649,418)
Balance as at June 30, 2025	18,560,517	$1,856	$14,683,678	-	$(16,017,281)	$(1,981,165)

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	June 30,
	2026	2025
Cash Flows From Operating Activities
Net loss	$(897,886)	$(1,236,677)
Adjustments to reconcile net loss to net cash (used in) operating activities
Non-cash items:
Stock-based compensation expense	234,798	482,122
Depreciation expense	-	56
Amortization of ROU asset	1,284	1,281
Expenses allocated by Sanovas on behalf of Company	330,750	330,750
Changes in operating liabilities:
Increase in accounts payable and accrued liabilities	84,198	94,602
Decrease in lease liability	(948)	(348)
Increase in accrued interest	1,920	1,920
Total adjustments	652,002	910,383
Net cash (used in) operating activities	(245,884)	(326,294)

Cash Flows From Financing Activities
Proceeds from collection of stock subscription receivable	125,000	150,000
Proceeds from sale of common stock	200,000	86,000
Advances from related parties, net	(66,658)	85,073
Net cash provided by financing activities	258,342	321,073
Net (decrease) in cash	12,458	(5,221)
Cash at beginning of period	14,774	6,060
Cash at end of period	$27,232	$839

Supplemental Disclosure of Cash Flow information:
Interest paid during the period	$-	$-
Income taxes paid during the period	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

RETINALGENIX TECHNOLOGIES INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

In addition to the above medical device, as announced in October 2023, the Company is engaged with Pearl IRB, a provider of diagnostic testing services for its Institutional Review Board (“IRB”) to conduct a study to personalize medical evaluations for patients receiving direct intraocular injections into their eyes as treatment for wet macular degeneration to help determine whether there is a genetic basis for the success or the failure of the procedure and to help patients evaluate whether the treatment is necessary. The Company has engaged phlebotomists from Seven Springs Surgery Center to facilitate the blood draw process necessary for the Pearl IRB study. The Company anticipates an expansion of the IRB to multistate physicians in the winter of 2026 or early 2027,and the initial analysis shortly thereafter, which will inform its clinical trial plans.

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

Liquidity and Going Concern

The Company has had net losses since inception and has an accumulated deficit of approximately $18,800,000 at June 30, 2026. As of June 30, 2026, the Company had liabilities of approximately $2,700,000, a significant portion of which is with related parties. The Company has minimal cash at June 30, 2026, and remains dependent on related parties for much of its financing. The Company expects that operating losses and negative cash flows from operations will occur for at least the next several years, and the Company will need to access additional funds to achieve its strategic goals with respect to the sublicensed technology. The Company is in discussions with investment bankers and individual investors with respect to raising additional capital for the Company and potentially up-listing to Nasdaq exchange.

Sanovas has paid a significant portion of the Company’s operating expenses through June 2026, and was owed approximately $966,000 as of June 30, 2026 by the Company. During 2025, the Company sold 232,444 shares of common stock at $2.25 per share raising gross proceeds of $523,000, including $125,000 of stock subscribed for in 2025 and paid in 2026. During the six months ended June 30, 2026, the Company sold 88,889 shares of common stock at $2.25 per share raising gross proceeds of $200,000.

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

NOTE B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies consistently applied in the preparation of the accompanying condensed consolidated financial statements is as follows:

1. Basis of Presentation and Consolidation

The Company uses the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accounting and reporting policies of the Company conform with US GAAP as contained in the Accounting Standards Codification (“ASC”) issued by the Financial Accounting Standards Board (“FASB”) and general practices within the industry. The accompanying condensed consolidated financial statements include the accounts of (Retinalgenix Technology Inc. and its subsidiary). The condensed consolidated statements are prepared in compliance with the requirements of ASC Topic 810 “Consolidation”. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Cash Equivalents

For purpose of the condensed consolidated statements of cash flows, the Company considers all short-term investments purchased with a maturity of six months or less to be cash equivalents.

3. Use of Estimates

In preparing the Company’s condensed consolidated financial statements in conformity with US GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the condensed consolidated financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

4. Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. For the six months ended June 30, 2026 and 2025, the Company did not have any tax expenses due to its losses, and at June 30, 2026 and December 31, 2025 all deferred tax assets were fully reserved.

The Company follows the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Sub-Topic 740-10 Income Taxes. ASC Topic 740-10 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. It also provides guidance on the recognition, measurement, and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods and disclosures. The application of that guidance did not result in the recognition of any unrecognized tax benefits at June 30, 2026 or December 31, 2025. The Company’s policy is to expense any penalties and interest associated with this topic. At June 30, 2026 and December 31, 2025, there were no amounts accrued for penalties and interest.

5. Income (Loss) Per Common Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, Earnings Per Share (“EPS”). Under the provisions of ASC Topic 260, basic net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) for the period by the weighted-average number of common and common equivalent shares outstanding during the period. However, common shares that are considered anti-dilutive are excluded from the computation of diluted EPS. Since the Company had a loss during the three and six months ended June 30, 2026 and 2025, the basic and diluted net loss per share is the same.

Potentially dilutive securities not included in the computation of loss per share for the three and six months ended June 30, 2026, include stock options to purchase 780,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock, and warrants to purchase 1,800,000 shares of common stock.

Potentially dilutive securities not included in the computation of loss per share for the three and six months ended June 30, 2025 are stock options to purchase 780,000 shares of common stock, Pre-funded Warrant to purchase 28,014,540 shares of common stock and warrants to purchase 1,700,000 shares of common stock.

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

9. Leases

The Company determines if an arrangement is an operating or finance lease at inception under ASC Topic 842. At June 30, 2026 and December 31, 2025, the Company had an operating lease for an office suite (see Note H) and no financing leases.

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

The Company has one reportable operating segment based on how its Chief Operating Decision Maker (“CODM”) manages the business and in a manner consistent with the availability of discrete financial information and the internal reporting provided to the CODM. The CODM, the Company’s Chief Executive Officer (CEO), reviews detailed income statements, balance sheets, and sales reports in order to assess performance of the Company. The CODM does not review assets at a different asset level or category than at the consolidated level and the consolidated statements of operations are presented to the CODM without further disaggregation. Significant segment expenses also include depreciation, amortization, and stock-based compensation, which are disclosed within the condensed consolidated statements of cash flows. The Company does not have any significant intra-entity sales or transfers.

11. Recent Accounting Pronouncements

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

NOTE C - RELATED PARTY TRANSACTIONS

Sanovas

The Company is related to Sanovas through common ownership and management. Sanovas Opthalmology is a majority- owned subsidiary of Sanovas and Jerry Katzman, the Company’s Chief Executive Officer, is also a director of Sanovas Ophthalmology and in such capacity has the right to vote and dispose of the securities held by such entity. Jerry Katzman is also the Chief Executive Officer of Sanovas.

Commencing in 2019, Sanovas began paying expenses on behalf of the Company, and began allocating a portion of expenses and infrastructure costs to the Company and other entities where Sanovas was performing shared services. Included in such allocated costs is approximately $165,400 and $330,800 in costs related to an officer of the Company in each of the three and six months ending June 30, 2026 and 2025, respectively.

The following summarizes the transactions between the Company and Sanovas for the six months ended June 30, 2026 and 2025:

	Six months Ended (Unaudited)
	June 30,	June 30,
	2026	2025

Balance due to Sanovas – beginning of period	$674,842	$15,709

Costs of Sanovas allocated to the Company	330,750	330,750
Cash advances (repayments) from Sanovas to the Company, net	(9,585)	(5,718)

Balance due to Sanovas - end of period	$996,007	$352,177

See Note I for subsequent event discussion of the exchange of such liability for shares of common stock.

Sublicense

On June 24, 2021, the Company entered into a sublicense agreement (“Sublicense Agreement”) with Sanovas Ophthalmology pursuant to which Sanovas Ophthalmology granted the Company an exclusive worldwide (“Territory”) license to certain intellectual property licensed to Sanovas Ophthalmology by Sanovas Intellectual Property LLC relating to certain technologies for eye and ocular visualization and monitoring (“Licensed IP”) for uses related to the screening, examination, diagnosis, prevention and/or treatment of any eye disease, medical condition or disorder, or any disease, medical condition or disorder affecting the eye. Pursuant to the Sublicense Agreement, commencing on the date of the first commercial sale of a Licensed Product (as defined in the Sublicense Agreement), in each country in the Territory and continuing on a country by country basis until the expiration or termination of the last Valid Claim (as defined in the Sublicense Agreement) of a licensed patent in such country (the “Royalty End Date”), the Company is obligated to pay Sanovas Ophthalmology a royalty equal to a mid-single digit percentage of any Net Sales (as defined in the Sublicense Agreement) of any Licensed Product. The Sublicense Agreement continues until the Royalty End Date, unless earlier terminated pursuant to its terms. The Sublicense Agreement may be terminated by either party if the other party materially breaches the Sublicense Agreement in a manner that cannot be cured, or materially breaches the Sublicense Agreement in a manner that can be cured and such breach remains uncured for more than 30 days after the receipt by the breaching party of notice specifying the breach. Furthermore, the Company may terminate the Sublicense Agreement at any time upon 90 days written notice to Sanovas Ophthalmology. No royalties have been paid through June 30, 2026 under this Sublicense Agreement.

Due to affiliates

From time to time, an officer of the Company, a shareholder of the Company and other related parties advanced funds or paid expenses on behalf of the Company. There is no formal notes or repayment plan for such advances. At June 30, 2026 and December 31, 2025, the Company had received an aggregate of $432,151 and $489,224 pursuant to such advances, respectively.

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

Common Stock

During the year ended December 31, 2024, the Company commenced an offering of its common stock at $2.25 per share. During the six months ended June 30, 2026, the Company sold 88,889 shares of common stock at $2.25 per share raising gross proceeds of $200,000. The Company collected $125,000 and $150,000 of stock subscription receivables in the quarters ended June 30, 2026 and 2025, respectively.

Preferred Stock

As of June 30, 2026 and December 31, 2025, there were 3,000,000 shares of preferred stock designated as Series F preferred stock. There are no shares of Series F preferred stock outstanding at June 30, 2026 or December 31, 2025.

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

The Company recognized $0 and $46,912 of stock-based compensation expense during the six months ended June 30, 2026 and 2025, respectively, related to stock options which is included in the accompanying condensed consolidated statements of operations. As of June 30, 2026, there was approximately no unrecognized compensation expense related to non-vested stock options granted under the Plan.

At June 30, 2026, there were 7,210,000 shares available to be issued under the Plan. The following table summarizes stock option activity of the Plan through June 30, 2026:

	Options Issued	Weighted-Average Exercise Price

Options outstanding – December 31, 2024 (audited)	2,415,000	$1.23
Granted	-
Canceled	-
Forfeited	(1,635,000)	1.00
Exercised	-
Options outstanding – December 31, 2025 (audited)	780,000	$1.72
Granted	-
Canceled	-
Forfeited	-
Exercised	-
Options outstanding – June 30, 2026	780,000	$1.72

Additional information regarding the exercisable options and average remaining contractual life of the options outstanding as of June 30, 2026 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable at June 30, 2026
$1.00	500,000	5.5 Years	500,000
3.00	280,000	1.5 Years	280,000
	780,000		780,000

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

In June 2026, the Company issued warrants to two consultants for the purchase of an aggregate of 150,000 shares of common stock at $3.00 per share and a 3 year expiry.

The following table summarizes warrant activity through June 30, 2026:

	Warrants Issued	Weighted-Average Exercise Price

Warrants outstanding – December 31, 2024 (audited)	1,650,000	$1.10
Granted	250,000	3.12
Canceled and expired	(100,000)	3.20
Exercised	-	-
Warrants outstanding – December 31, 2025 (audited)	1,800,000	$2.85
Granted	150,000	3.00
Canceled and expired	-
Exercised	-
Warrants outstanding – June 30, 2026	1,950,000	$2.86

Additional information regarding the warrants outstanding as of June 30, 2026 is as follows:

Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Number Exercisable
$1.10	150,000	2.1 Years	150,000
$3.20	50,000	2.5 years	50,000
$3.00	1,750,000	7.9 Years	1,287,499
	1,950,000		1,487,499

The fair value of such warrants was estimated on the date of grant to be $1.16 - $1.19 per share using the Black-Scholes option-pricing model with the following assumption weighted-averages in 2026 and 2025:

	2026	2025
Risk-free interest rates	4.08%	4.12 - 4.32%
Expected life in years	3.0	3.0
Expected volatility	90%	90%
Expected dividend yield	0%	0%
Fair value common stock	$2.25	$2.25

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

The Company recognized stock-based compensation expense of $234,798 and $435,210 in the six months ended June 30, 2026 and 2025, respectively, related to warrants which is included in the accompanying consolidated statements of operations. At June 30, 2026, there is $163,239 remaining compensation expense to be recognized through June 2027.

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

NOTE G – SHAREHOLDERS’ NOTES PAYABLE

During 2021, the Company borrowed an aggregate of $74,000 from several stockholders pursuant to note agreements bearing interest at 8% per annum and maturing December 31, 2022. The Company has informally extended the maturity date to December 31, 2026 under the same terms. $49,000 remained outstanding at both June 30, 2026 and December 31, 2025. Interest expense amounted to $960 for each of the quarters ended June 30, 2026 and 2025. The accrued interest payable at June 30, 2026 and December 31, 2025 was $21,199 and $19,279, respectively.

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

2026 (remainder of year)	$4,056

2027	5,517

Total payments	9,573

Less interest	3,977

Total liability	$5,596

The amounts recorded on the condensed consolidated balance sheet at June 30, 2026 were as follows:

Right-of-use asset, net	$2,988
Lease liability -long term portion	$2,736
Lease liability – current portion	$2,860

NOTE I - SUBSEQUENT EVENTS

Subsequent events were reviewed through August 14, 2026, the date these consolidated financial statements were available for issuance and determined that no subsequent events have occurred that require recognition in the consolidated financial statements, except as noted below

In July 2026, the Company entered into promissory note with a shareholder for $50,000 with interest thereon at the rate of six percent (6%) per annum, maturing on October 1, 2026.

In August 2026, the Company issued 442,670 shares of common stock in exchange for its balance due Sanovas of $996,007, at $2.25 per share.

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

Our first two devices:

1.	Retinal Imaging Screening Device, a portable, retinal imaging system providing a wide field of view without requiring pupil dilation; and

2.	RetinalCam™, an in-home/remote location patient-activated monitoring and imaging device offering real-time communication and alerting system for physicians available 24/7 and does not require dilation of the consumer’s pupil.

We intend to launch RetinalCam™ in the second half of 2026.

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

In addition to the above medical device and IRB advancements, we seek to move forward, via our contracted clinical resource organization, to conduct pharmaceutical clinical studies for our two products

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

We commenced a private placement of common stock in 2024 at $2.25 per share. During the year ended December 31, 2025, the Company sold 232,444 of its common stock at $2.25 per share for gross proceeds of $548,000, including $125,000 which was recorded as a stock subscription receivable at December 31, 2025, and was received in January 2026. In May 2026, the Company sold $88,888 shares of common stock at $2.25 per share raising gross proceeds of $200,000 pursuant to this private placement. There can be no assurance that we will be able to raise capital when needed.

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

Basis of presentation:

These accompanying condensed consolidated financial statements have been prepared in accordance with US GAAP. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, DNA/GPS, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations for the three months ended June 30, 2026 and 2025.

	For the three months ended
	June 30,
	2026	2025	Change	% Change

Revenues	$-	$-	$-
Expenses
General and administrative	212,254	383,729	(171,475)	(45)%
Research and development	66,406	14,430	51,976	360%
Stock-based compensation	24,782	250,189	(225,407)	(90)%

Total Expenses	303,442	648,348	(344,906)	(53)%

Interest expense, net	3,955	1,070	2,885	270%

Net Loss	$(307,397)	$(649,418)	$(342,021)	(53)%

Revenues

We did not recognize revenues for the three months ended June 30, 2026 and 2025.

Research and Development Expenses

Research and development expenses increased by $51,976, or 360%, to $66,406 for the three months ended June 30, 2026 from $14,430 for the three months ended June 30, 2025. The increase was primarily the result of engaging engineering and technology consultants to work on the RetinalCam project.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased by $225,407 or 90%, to $24,782 for the three months ended June 30, 2026 from $250,189 for the three months ended June 30, 2025. The decrease was primarily due to the recognition of expense for options issued in the first quarter of 2025 and which had a significant service period in the second quarter of 2025, which had no corresponding service/vested period in 2026. In 2026, the warrants issued in the three months ended June 30, 2026 had only one month of expense recorded since the issuance date was in June 2026.

General and Administrative Expenses

	For the three months ended
	June 30,
	2026	2025

Direct costs	$46,879	$218,354
Allocated costs from Sanovas	165,375	165,375
Total general and administrative expenses	$212,254	$383,729

General and administrative expenses decreased by $171,475 or 45%, to $212,254 for the three months ended June 30, 2026 from $383,729 for the three months ended June 30, 2025. Administrative costs consisting of costs related to the services provided by the executive from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business, and was the same as in 2025. Other administrative expenses, specifically legal and accounting fees, travel and marketing fees were lower because of less travel and marketing for the fund-raising activities and listing related expenses and a decrease in professional fees associated with legal, listing and accounting fees.

Comparison of the six months ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations for the six months ended June 30, 2026 and 2025.

	For the six months ended
	June 30,
	2026	2025	Change	% Change

Revenues	$-	$-	$-
Expenses
General and administrative	474,403	724,932	(250,529)	(35)%
Research and development	183,470	27,644	155,826	564%
Stock-based compensation	234,798	482,122	(247,324)	(51)%

Total Expenses	892,671	1,234,698	(342,027)	(28)%

Interest expense, net	5,215	1,979	3,236	164%

Net Loss	$(897,886)	$(1,236,677)	$(338,791)	(27)%

Revenues

We did not recognize revenues for the six months ended June 30, 2026 and 2025.

Research and Development Expenses

Research and development expenses increased by $155,826, or 564%, to $183,470 for the six months ended June 30, 2026 from $27,644 for the six months ended June 30, 2025. The increase was primarily the result of engaging engineering and technology consultants to work on the RetinalCam project.

Stock-Based Compensation Expenses

Stock-based compensation expenses decreased by $247,324 or 51%, to $234,798 for the six months ended June 30, 2026 from $482,122 for the six months ended June 30, 2025. The decrease was primarily due to the recognition of expense for options issued in the first quarter of 2025 and which had a significant service period in the second quarter of 2025, which had no corresponding service/vested period in 2026. In 2026, the warrants issued in the six months ended June 30, 2026 had only one month of expense recorded since the issuance date was in June 2026.

General and Administrative Expenses

	For the six months ended
	June 30,
	2026	2025

Direct costs	$143,653	$394,182
Allocated costs from Sanovas	330,750	330,750
Total general and administrative expenses	$474,403	$724,932

General and administrative expenses decreased by $250,529 or 35%, to $474,403 for the six months ended June 30, 2026 from $724,932 for the six months ended June 30, 2025. Administrative costs consisting of costs related to the services provided by the executive from Sanovas, were allocated based upon the amount of effort spent by such personnel on our business, and was the same as in 2025. Other administrative expenses, specifically legal and accounting fees, travel and marketing fees were slightly lower because of less travel and marketing for the fund-raising activities and listing related expenses, as well as decreased professional fees associated with legal, listing and accounting fees.

Liquidity and Capital Resources

To date, we have devoted substantially all of our resources to organizing, business planning, raising capital, designing and developing product candidates, and securing manufacturing and sales/distribution partners. We do not have any products approved for sale and have not generated any revenue from product sales. We have funded our operations primarily from the sale of common stock, loans and advances from related parties and by utilizing Sanovas personnel and facilities. During the six months ended June 30, 2026, we repaid approximately $67,000 of advances and invoices paid by affiliates, and we received $125,000 pursuant to proceeds from a stock subscription receivable and $200,000 from the sale of common stock. As of June 30, 2026, we had cash of $27,232 and liabilities of $2,672,914. As of the date of this report, we do not have adequate resources to fund our operations beyond June 2026 without considering any future capital raising transactions. In fact, the cash held on June 30, 2026 is expected to fund operations only for a few days.

We anticipate that we will need approximately an additional $7,000,000 in operating capital to (i) complete product design and testing for RetinalGenix™ and RetinalCam™ and submit RetinalGenix™ for FDA approval (we anticipate that the RetinalCam™ will not require FDA approval); (ii) complete the development and expansion of the software tools around the recently acquired DNA/GPS’ genetic mapping technology; and (iii) build the infrastructure for our sustained growth. We do not expect to generate any revenues from product sales unless and until we successfully complete development of RetinalGenix™ and RetinalCam™ and obtain regulatory approval for RetinalGenix™. We will also require additional operating capital as a result of us operating as a public company, including for legal, accounting, investor relations, compliance and other expenses.

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

Cash Flow Activities for the six months ended June 30, 2026 and 2025

The following table sets forth a summary of our cash flows for the periods presented:

	For the six months ended
	June 30,
	2026	2025

Net cash used in operating activities	$(245,884)	$(326,294)
Net cash provided by financing activities	258,342	321,073

Net (decrease) in cash	12,458	(5,221)
Cash at beginning of the period	14,774	6,060
Cash at end of the period	$27,232	$839

Operating Activities

Net cash used in operating activities was $245,884 for the six months ended June 30, 2026. The cash flow used in operating activities in 2026 was driven by the net loss of $897,886 offset in part by non-cash stock-based compensation expense of $234,798 and an increase in accounts payable and accrued liabilities of $84,198. In addition, Sanovas billed us for allocated costs and expenses paid on behalf of and allocated to us in the amount of $330,750 during the six months ended June 30, 2026.

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

Financing Activities

Net cash provided by financing activities was $258,342 and $321,073 during the six months ended June 30, 2026 and 2025, respectively. For 2026, the cash flow from financing activities is primarily attributable to the collection of a stock subscription receivable of $125,000, and $200,000 from the sale of common stock, and net repayments of advances from related parties and Sanovas of $66,658 in the six months ended June 30, 2026. During the six months ended June 30, 2025, we received approximately $85,000 of advances and invoices paid by affiliates, $86,000 from the sale of common stock pursuant to a private placement and $150,000 pursuant to proceeds from the stock subscription receivable.

Critical Accounting Estimates

The preparation of condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures in the condensed consolidated financial statements and accompanying notes. Management bases its estimates on historical experience and on assumptions believed to be reasonable under the circumstances. The estimation process may yield a range of potentially reasonable estimates of the ultimate future outcomes and management must select an amount that falls within that range of reasonable estimates. Estimates are used in areas including, but not limited to: research and development expense recognition, valuation of stock options, allowances of deferred tax assets, accrued expenses and liabilities, and cash flow assumptions regarding going concern considerations.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation based on the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, due to a material weakness in our internal control over financial reporting relating to a lack of segregation of duties, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended June 30, 2026, there have been no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were incorporated in November 2017 and have a limited operating history, and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with development and expansion of a new business enterprise. Since inception, we have incurred losses and expect to continue to operate at a net loss for at least the next several years. Our net losses for the six months ended June 30, 2026 and year ended December 31, 2025, were $897,886 and $587,259, respectively, and our accumulated deficit as of June 30, 2026 was $18,756,503. There can be no assurance that the products under development by us will be cleared for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are cleared they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain. If we are unable to achieve profitability, we may be unable to continue our operations.

There is substantial doubt about our ability to continue as a going concern.

As of June 30, 2026, we had cash of $27,232 and liabilities of $2,672,914. As of the date of this report, we do not have adequate resources to fund our operations beyond the next few days without considering any future or any future capital raising transactions. We raised $50,000 pursuant to a promissory note in July 2026. We will need to raise additional funding to complete the development of its products and commence the market launch, assuming regulatory approval is obtained. We do not know whether additional financing will be available when needed, whether it will be available on favorable terms, or if it will be available at all. These factors raise substantial doubt about our ability to continue as a going concern. In the event that we are unable to obtain additional financing, we may be unable to continue as a going concern. There is no guarantee that we will be able to secure additional financing. Changes in our operating plans, our existing and anticipated working capital needs, costs related to legal proceedings we might become subject to in the future, the acceleration or modification of our development activities, any near-term or future expansion plans, increased expenses, potential acquisitions or other events may further affect our ability to continue as a going concern. Similarly, the report of our independent registered public accounting firm on our financial statements as of and for the year ended December 31, 2025 includes an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern. If we cannot continue as a viable entity, our stockholders may lose some or all of their investment in us.

Failure to maintain effective internal control over our financial reporting in accordance with Section 404 of Sarbanes-Oxley could cause our financial reports to be inaccurate.

We are required pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, to maintain internal control over financial reporting and to assess and report on the effectiveness of those controls. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting. Although we prepare our financial statements in accordance with US GAAP, our internal accounting controls may not meet all standards applicable to companies with publicly traded securities. If we fail to implement any required improvements to our disclosure controls and procedures, we may be obligated to report control deficiencies, in which case we could become subject to regulatory sanction or investigation. Further, such an outcome could damage investor confidence in the accuracy and reliability of our financial statements.

Our management has concluded that our internal controls over financial reporting were, and continue to be, ineffective, and as of June 30, 2026 as a result of a material weakness in our internal controls. The material weaknesses are due to the lack of segregation of duties. While management is working to remediate the material weakness, there is no assurance that such changes, when economically feasible and sustainable, will remediate the identified material weaknesses or that the controls will prevent or detect future material weaknesses. If we are not able to maintain effective internal control over financial reporting, our financial statements, including related disclosures, may be inaccurate, which could have a material adverse effect on our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six months ended June 30, 2026, the Company sold 88,889 shares of common stock at $2.25 per share raising gross proceeds of $200,000. The issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

RETINALGENIX TECHNOLOGIES INC.

Date: August 14, 2026	By:	/s/ Jerry Katzman
Jerry Katzman,
Chief Executive Officer, President and Interim Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

